Form 10QSB
period 1996-05-31
ECHOCATH INC
filed 1996-07-09
CIK 1000926

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                       OR

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         Commission File Number :           0-27380
         EchoCath, Inc.
- --------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter)

                      New Jersey                                22-3273101
- -----------------------------------------------        --------------------
(State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
 Organization)                                           Identification No.)

             P.O. Box 7224, Princeton, NJ                       08543
- ----------------------------------------------         -------------------------
       (Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code. . . (609) 987-8400


- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES            X           NO
                            -------             -------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
CLASS OF COMMON EQUITY                            OUTSTANDING AT MAY 31, 1996
Class A Common Stock (No Par Value)                               1,610,000
Class B Common Stock (No Par Value)                               1,500,000

Transitional Small Business Disclosure Format (check one)

                YES                        NO       X
                           -------              -------




                         PART 1 : FINANCIAL INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1 : Financial Statements                                           Page

Balance Sheets,
August 31, 1995 and May 31, 1996 (Unaudited)                              3

Statements of Operations for the three months ended
May 31, 1995 (Unaudited), and May 31, 1996 (Unaudited)                    4

Statements of Operations for the nine months ended
May 31, 1995 (Unaudited), and May 31,  1996  (Unaudited)
and for the period from  February  14, 1990 (date of
inception) to May 31, 1996 (Unaudited)                                    5

Statements of Cash Flows for the nine months ended
May 31, 1995 (Unaudited), and May 31, 1996 (Unaudited and
for the period from February 14, 1990 (date of inception) to
May 31, 1996 (Unaudited)                                                  6

Notes to Financial Statements and Exhibits                                7

Item 2: Management's Discussion and Analysis and
        Reports on Form 8-K                                               8

Signatures                                                                9





                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS

                                           August 31, 1995          May 31, 1996
                                           ---------------          ------------
                                                                     (Unaudited)
Current assets :
     Cash and cash equivalents                    $ 14,186           $ 3,014,122
     SBIR grant receivable                          ------                22,116
     Shareholder advance                            ------               101,899
     Inventory                                     144,926               118,681
     Prepaid expenses                               69,680               112,618
                                                    ------               -------
                Total current assets               228,792             3,369,436
     Furniture, equipment and leasehold
       improvements, net                           102,711               223,089
     Intangible assets, net                        219,468               200,583
     Deferred offering costs                       328,236                ------
     Other assets                                   11,262                31,123
                                                    ------               -------
                                                 $ 890,469           $ 3,824,231
                                                  ========            ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                          $   293,233            $  138,718
     Accrued expenses                              865,073               242,419
     Due to related parties                         48,470               -------
     Note payable                                  370,000               -------
     Obligations under capital leases,
        current portion                             11,392                22,905
                                                    ------               -------

               Total current liabilities         1,588,168               404,042
Obligations under capital leases,
     less current portion                           31,351                58,216
Note payable                                       540,000               540,000
Other liabilities                                   ------                69,375
                                                    ------               -------
                     Total liabilities           2,159,519             1,071,633
                                                 ---------             ---------
Capital contribution subject to repayment (Note E) 750,000               750,000
                                                   -------              --------
Stockholders' equity :
     Preferred stock, no par value, 5,000,000
       shares authorized; no shares issued
       and outstanding                          ---------             ----------
     Class A common stock, no par value, 18,500,000
       shares authorized; 1,610,000 issued and
       outstanding                              ---------              6,217,542
     Class B common stock, no par value, 1,500,000
       shares authorized; 1,500,000 shares issued
       and outstanding, convertible into one share
       of Class A common stock                  2,280,902              3,348,470
     Class B common stock to be issued            975,368              ---------
     Deficit accumulated during the
       development stage                       (5,275,320)           (7,563,414)
                                               -----------           -----------
          Total stockholders' equity (deficit) (2,019,050)             2,002,598
                                               -----------           -----------
                                             $    890,469           $  3,824,231
                                              ============          ============

       See   accompanying   notes   to   financial statements.



                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MAY 31, 1995 AND
                                   MAY 31,1996
                                   (UNAUDITED)




                                                        1995              1996
SBIR GRANT INCOME                                  $   ------        $   38,449
COST OF SALES AND SBIR GRANT EXPENSE                   25,391            80,468
                                                       -------          --------
GROSS (LOSS)                                          (25,391)          (42,019)

OPERATING EXPENSES:
R&D                                                   199,766            283,809
MARKETING AND G&A                                     198,966            373,539
                                                      -------           --------
TOTAL OPERATING EXPENSES                              398,732            657,348
                                                     --------            -------

LOSS FROM OPERATIONS                                 (424,123)         (699,367)

NET INTEREST INCOME (EXPENSE)                         (19,273)            16,600
                                                   -----------          --------
NET LOSS                                          $  (443,396)      $  (682,767)
                                                  ============       ===========

NET LOSS PER SHARE                                $      (.85)      $      (.42)
SHARES AND COMMON SHARE EQUIVALENT                     521,000         1,610,000





                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED MAY 31, 1995 AND
                      MAY 31, 1996 AND FOR THE PERIOD FROM
                      FEBRUARY 14, 1990 (DATE OF INCEPTION)
                                 TO MAY 31, 1996
                                   (UNAUDITED)

                                                               FEBRUARY 14, 1990
                                                             (DATE OF INCEPTION)
                              1995              1996             TO MAY 31, 1996

SBIR GRANT INCOME          $ ------       $    38,449        $        38,449
LICENSE FEES                 ------            ------                275,000
PRODUCT SALES                30,598                                   77,847
                             ------            ------                 ------

TOTAL REVENUE                30,598            38,449                391,296
COST OF SALES AND
   SBIR GRANT EXPENSE        47,430            80,468                284,451
                          ---------            ------                -------
                            (16,832)          (42,019)               106,845
OPERATING EXPENSES:
R&D                         573,991           721,296              6,101,615
REPURCHASE OF TECHNOLOGY
  RIGHTS (SEE NOTE C)
                             ------           575,000                575,000
MARKETING & G&A             540,607           933,691              4,076,708
                            -------           -------              ---------
TOTAL OPERATING EXPENSES  1,114,598         2,229,987             10,753,323
                          ---------         ---------             ----------

LOSS FROM OPERATIONS     (1,131,430)       (2,272,006)          (10,646,478)
                          ----------       -----------          ------------

NET INTEREST (EXPENS)       (55,699)          (16,090)             (120,204)
                          ----------       -----------             ---------
NET LOSS                $(1,187,129)      $(2,288,096)         $(10,766,682)
                        ------------      ------------         =============

NET LOSS PER SHARE      $     (2.28)      $     (1.83)
                        ------------      ------------
SHARES AND COMMON SHARE
EQUIVALENT
                            521,000         1,249,687
                            _______         _________








                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED MAY 31, 1995, MAY 31, 1996
            AND THE PERIOD FROM FEBRUARY 14, 1990 (DATE OF INCEPTION)
                                 TO MAY 31, 1996
                                    UNAUDITED

                                                                          1995           1996        FEBRUARY 14,
                                                                                                     1990 (DATE OF
                                                                                                     INCEPTION) TO
                                                                                                     MAY 31, 1996

Cash flows from operating activities:

     Net loss                                                    $  (1,187,129)     $  (2,288,096)   $   (10,766,682)
         Adjustments to reconcile net loss to net cash used
         in operating activities:
             Depreciation and amortization                              42,100             53,833            236,506
             Loss on write-off of intangible assets                     ------             ------              2,000
             Accounts receivable                                        (3,600)           (31,116)           (31,116)
             Inventory                                                   7,076             26,246            (80,045)
             Prepaid expenses                                           53,120            (33,938)          (103,618)
             Other assets                                               ------            (10,081)           (21,343)
             Deferred offering costs                                  (230,848)           328,236             -------
             Accounts payable                                           79,606           (159,213)           134,020
             Accrued expenses and due to (from) related parties        278,136           (609,142)           200,468
                                                                       -------          ---------          ---------
     Net cash used in operating activities                            (961,539)        (2,723,271)       (10,429,810)
                                                                      ---------        ----------        -----------

Cash flows from investing activities:
             Purchase of furniture, equipment and leasehold
             improvements                                              -------           (163,758)          (324,393)
             Purchase of intangible assets                             (42,687)             8,432           (224,053)
                                                                       ________          _________          _________
     Net cash used in investing activities                             (42,687)          (155,326)          (548,446)
                                                                       ________          _________         _________

Cash flows from financing activities:
             Proceeds from partner borrowings                         --------           ---------           840,000
             Principal payment on partner borrowings                  --------           ---------          (840,000)
             Proceeds from borrowings of notes payable                 250,000           ---------         1,925,000
             Principal payments on borrowings of notes                --------           (370,000)        (1,385,000)
             payable
             Advance to shareholder                                   --------           (101,899)          (101,899)
             Additions to capital lease obligations                   --------             50,000             50,000
             Principal payment on capital lease obligations             (8,237)            (9,310)           (57,201)
             Capital contribution for repurchase of
             technology rights                                         -------             75,000             75,000
             Proceeds from obligation to issue common stock            905,368             ------          1,725,368
             Net proceeds from issuance of capital stock               -------             ------          2,826,268
             Capital increase from settlement of prior
             obligations                                               -------             17,200             17,200
             Proceeds from partner capital contributions               -------             ------          2,700,100
             Net proceeds from initial public offering and
             over-allotment option                                     -------          6,217,542          6,217,542
                                                                       -------           ---------         ---------

     Net cash provided by financing activities                       1,147,131          5,878,533         13,992,378
                                                                    ----------          ---------         ----------

Net increase in cash                                                   142,905          2,999,936          3,014,122
Cash, beginning at September 1, 1994 and September 1, 1995               1,813             14,186          ---------
                                                                       -------            -------          ---------
Cash at May 31, 1995 and May 31, 1996                              $   144,718        $ 3,014,122        $ 3,014,122
                                                                   -----------        -----------        -----------

     Supplemental disclosure of cash flow information:
         Cash paid during the year for:
             Interest                                              $    55,699      $      16,090       $    154,059
                                                                     ---------      -------------       ------------

     Supplemental disclosure of noncash transaction:
         Equipment transferred from partner                        $  --------      $      ------       $     48,604
                                                                    ----------      -------------       ------------
         Inventory transferred from partner                        $  --------      $      ------       $     38,635
                                                                    ----------      -------------       ------------
         Capital lease obligation transferred from partner         $  --------      $      ------       $     25,506
                                                                    ----------      -------------       ------------
         Equipment acquired under capital lease                    $  --------      $      50,000       $    115,128
                                                                    ----------      -------------       ------------


- --------------------------------------------------------------------------------
ECHOCATH, INC. (A DEVELOPMENT STAGE ENTERPRISE)
- --------------------------------------------------------------------------------

NOTE A:  GENERAL AND BUSINESS
_____________________________

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although EchoCath, Inc. management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in EchoCath, Inc.'s Registration Statement on Form SB-2 (Reg. No. 33-97688).

In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at May 31, 1995 and 1996 and for all periods presented have been made.

NOTE B:
_______

In January 1996, the Company completed its initial public offering consisting of 1,400,000 units. A unit consists of one share of Class A Common Stock, one Class A Redeemable Warrant, and one Class B Redeemable Warrant. The proceeds from the offering before expenses were $7,000,000.

In February 1996, the over-allotment option to purchase 210,000 units, as described above, was exercised by the underwriter and this resulted in additional proceeds of $1,050,000 before expenses.

NOTE C :
________

In January 1996, the Company entered into an agreement to repurchase, for $575,000, certain technology rights. Of such amount, $500,000 was paid from proceeds of the initial public offering and $75,000 was reflected as a capital contribution. The Company recognized a $575,000 charge to operations relating to this agreement to repurchase.

NOTE D :
________

Inventories are summarized as follows:
                                May 31, 1996
                                ____________
Raw Materials                         68,294
Work in Process                       19,128
Finished Goods                        31,259
                                      ------
                                     118,681
                                     =======

NOTE E :
________

On July 7, 1995, the Company entered into an agreement to amend its previously existing agreement with Alliance. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full in August 1995. The payment of such indebtedness is to be treated as a capital contribution; however, if a portion of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. Accordingly, the $750,000 received from Alliance is reflected as "Capital contribution subject to repayment" in the accompanying balance sheet.



ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION
____________________

Nine Months Ended May 31, 1995 and 1996

Product Sales : The Company had no product sales revenue for the nine months ending May 31, 1996 and 1995, but the Company did recognize revenue of $38,449 in third quarter of fiscal 1996 from a phase 1 SBIR grant that the Company anticipates will generate total revenue of $98,000 by September 30, 1996.

Cost of Sales : The Company determined that it may not have obtained all necessary vendor documentation on approximately 24% of its inventory. As a result, $38,881 was charged to operations. Expenses related to SBIR grant were $38,449. The balance of the cost of sales of $5,138 was inventory that was classified as demonstration inventory during the quarter.

Research and Development : R & D expenses increased 26% during the nine months because of the establishment of the Medical Advisors Board, the addition of new personnel in the third quarter, additional materials purchased as a result of post Initial Public Offering increase in activity, and building operating costs were higher as a result of the severe winter. R & D expense also included the repurchase of certain technology rights for $575,000 that is recorded in a separate line in the Statement of Operations as of May 31, 1996 without a comparable expense for May 31, 1995.

Selling, General and Administrative Expenses : S, G & A expenses increased 73% during the nine months because of a significant increase in legal expense relating to various corporate matters, the addition of the Co-Chairman of the Board of Directors, and an increase in insurance expense because of the addition of Directors and Officers Insurance Coverage.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

As a result of its initial public offering, the company had cash and cash equivalents of $3,014,122 as of May 31, 1996. The Company believes that its existing capital resources will enable it to maintain its current and planned operation for at least 12 months from the date of this report.

PART II: OTHER INFORMATION
         _________________

Item 6:      Exhibits and Reports on Form 8-K
             ________________________________

             There were no reports on form 8-K filed during the quarter ended May 31, 1996.






                                   SIGNATURES
                                   __________

Pursuant to the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 9, 1996

                                EchoCath, Inc.
                                -------------------------------------
                                (Registrant)

                                 By:  _________________________
                                      Frank DeBernardis
                                      President, Chief Executive Officer,
                                      Principal Financial and Accounting Officer