Form 10QSB/A
period 1996-05-31
ECHOCATH INC
filed 1996-09-04
CIK 1000926

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A1

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

PART II: OTHER INFORMATION
         _________________

Item 6:      Exhibits and Reports on Form 8-K
             ________________________________

               A)  Exhibits
                   Exhibit 27 - Financial Data Schedule

               B)  Reports:

             There were no reports on form 8-K filed during the quarter ended May 31, 1996.

                                   SIGNATURES
                                   __________

Pursuant to the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 3, 1996

                                EchoCath, Inc.
                                -------------------------------------
                                (Registrant)

                                 By:  /s/ Frank DeBernardis
                                      _________________________
                                      Frank DeBernardis
                                      President, Chief Executive Officer,
                                      Principal Financial and Accounting Officer