Form 10KSB
period 1996-08-31
ECHOCATH INC
filed 1996-12-16
CIK 1000926

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        (MARK ONE)

        [x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                           For the fiscal year ended August 31, 1996

                                       OR

        [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to __________

                         Commission file number 0-27380

                                 ECHOCATH, INC.
                                 --------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      New Jersey                                      22-3273101
                      ----------                                      ----------
            (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
            INCORPORATION OR ORGANIZATION)

            P.O. Box 7224, Princeton, NJ                                 08543
            ----------------------------                                 -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)




ISSUER'S TELEPHONE NUMBER: (609) 987-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:


         (TITLE OF CLASS)              (NAME OF EACH EXCHANGE ON
                                          WHICH REGISTERED)
             None                              None
          ----------                        ----------


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                       Class A Common Stock, no par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants
                 Units {each consisting of one share of Class A
                  Common Stock, one Redeemable Class A Warrant
                       and One Redeemable Class B Warrant}

                                (TITLE OF CLASS)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----    -----

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year (year ended August 31, 1996) were $108,025.

        The aggregate market value on December 12, 1996 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, no par value) computed using the last sales price on that date was approximately $6,842,500. As of December 12, 1996, 1,610,000 shares of Class A Common Stock, no par value, and 1,500,000 shares of Class B Common Stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one) YES         NO   X
                                                              ------     -----

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None

                                INTRODUCTORY NOTE

     Echocath, Inc., a New Jersey Corporation (the "Company") is a development stage Company engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures.

     On January 17, 1996, the Company consummated its initial public offering (the "Offering"), pursuant to which it sold 1,610,000 Units (including over-allotments) for gross proceeds of $8,050,000. Each Unit consists of one share of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), one Redeemable Class A Warrant (the "Class A Warrants") and one Redeemable Class B Warrant (the "Class B Warrants," together with the Class A Warrants, the "Warrants").

     Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure comply with, government regulations; and other factors referenced in this Report.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

     The Company is a development stage company engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures. The Company's technologies enable ultrasound imaging to, among other things, identify devices during interventional procedures such as needle biopsies, catheterizations and intravascular imaging. Such technologies include a proprietary visualization system ("ColorMark") which highlights metallic objects, such as needles and other interventional instruments, in color to permit them to be easily seen on existing ultrasound imaging screens, and a proprietary catheter positioning system ("EchoMark") which electronically marks and displays the position of non-metallic objects, such as catheters, within the body on existing ultrasound imaging screens.

     The Company believes that products incorporating its technologies can improve and expand the clinical uses of ultrasound imaging for both diagnostic and therapeutic applications and enable clinicians to perform a wide variety of procedures less invasively, more safely, more cost-effectively and with greater precision than is currently possible with conventional x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI") or optical imaging equipment. In some cases, the Company believes that its products may make it possible to perform on an outpatient basis procedures normally confined to the hospital, thus improving patient comfort and reducing costs.

     The Company is also engaged in ongoing research and development of proposed products utilizing a proprietary transcutaneous, epivascular, and catheter-based sensor and electronics system ("EchoFlow") which, if successfully developed, would provide data on the blood volume flow through internal vessels, and a proprietary imaging system ("EchoEye") which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking intravascular images and guidance for minimally invasive ultrasound-guided surgical procedures. The continued development of these products, the commercialization of any products incorporating these technologies, as well as any other proposed products utilizing the Company's technologies, will depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise.

     The Company's operations have not generated significant revenues to date. The Company has incurred operating losses in each of its fiscal years, and expects that operating losses will continue in the foreseeable future. The Report of the Company's independent auditors contains an explanatory paragraph as to the Company's ability to continue as a going concern. No assurance can be given that the Company will successfully commercialize any of its products or achieve profitable operations.

ULTRASOUND IMAGING BACKGROUND

     Imaging systems are necessary because many medical and surgical procedures cannot be performed without detailed information about conditions in the interior of the body. Physicians typically scan the body using ultrasound, optical, X-ray, CT or MRI equipment. In addition, ultrasound and optical imaging devices may be mounted onto catheters and inserted directly into arteries, veins or other parts of the body. These imaging catheters may also be used in the performance of certain therapeutic procedures, such as angioplasty, various obstetric and gynecological procedures, and minimally invasive surgical procedures.

     Each of the currently available imaging technologies, X-ray, MRI, CT, and optical technologies have significant limitations. Each of these technologies are expensive and time consuming to perform. X-ray imaging cannot provide views of the structure of soft tissue or cross-sectional views of blood vessels or other body lumens. X-ray procedures are expensive and can expose both patients and clinicians to potentially dangerous radiation. Catheter-based optical systems are safer and can provide interior views of body structures, but can only view the surface of the body tissue. Because of these limitations, clinicians are increasingly turning to ultrasound imaging. The Company believes that ultrasound's growth results largely from the fact that ultrasound devices are cost-effective and allow the clinician to see below the surface of body tissue.

     Currently available external ultrasound imaging devices, however, also have certain limitations. These devices are often unable to record the location of a catheter or other medical device inserted by the clinician into the body. Because the precise placement of such devices is often essential for therapeutic use, this difficulty can severely impair the potential usefulness of ultrasound for guiding interventional procedures.

THE COMPANY'S PRODUCTS AND TECHNOLOGY

     The following is a description of the Company's products and proposed products utilizing the Company's proprietary technologies.

     COLORMARK The Company has developed, and is currently marketing, a product (the "ColorMark Clip") utilizing the ColorMark technology. The ColorMark Clip consists of a disposable clip and a non-disposable drive box. The clip is mounted on the needle or other interventional device and the drive box produces a voltage which is transmitted to a piezoceramic slab mounted in the clip. The voltage generates vibrations which in turn allows the device to appear in color on the ultrasound imaging screen which permits clinicians to more effectively guide needles during therapeutic and diagnostic procedures. The ColorMark Clip is compatible with a wide variety of needles and guide wires and can operate with most currently available color ultrasound systems. The non-disposable drive box has a current selling price of $5,000 and the disposable clips sell for approximately $50 each. The Company has received market clearance from the United States Food and Drug Administration ("FDA") for the ColorMark Clip for needle placements. Management believes that with the ColorMark Clip, needle biopsies and vascular access procedures are more accurate and faster for clinicians to administer. The ColorMark Clip has been introduced at major radiology-oriented medical conventions.

     The Company may develop and commercialize additional products utilizing the ColorMark technology to address specialized procedures such as laparoscopic instrument guidance. Such products are expected to be subject to regulatory approval by the FDA and comparable foreign agencies or state health departments prior to marketing and are expected to require additional financing to commercialize.

     ECHOMARK The Company has developed a catheter utilizing the EchoMark technology to diagnose fallopian tube blockage (the "EchoMark Salpingography Catheter"). The Salpingography Catheter consists of a disposable catheter to which is attached a proprietary sensor connected by wire to a reusable catheter system interface (the "EchoMark CSI"). The EchoMark CSI, for which the Company received FDA market clearance in 1992, provides the interface between the Company's EchoMark products and most commercially available ultrasound imaging systems. On the EchoMark Salpingography Catheter, the sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor on the ultrasound imaging screen. The Company believes that the EchoMark Salpingography Catheter may expand the use of ultrasound for diagnosing and treating infertility problems in women because of the desire to avoid x-rays in such patients and the desire to reduce procedure time. The Company has completed commercial prototypes of the EchoMark Salpingography Catheter and has received FDA clearance to market the EchoMark Salpingography
Catheter. The Company is currently not selling the EchoMark Salpingography Catheter. It will continue its selling efforts once it receives FDA clearance on certain improvements to such catheter. The Company has also developed the EchoMark EP Catheter which consists of a conventional electro-physiology catheter augmented by a piezoplastic covered brass sensor connected by wire to the EchoMark CSI. The sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor in the image of the cardiac structures on the ultrasound imaging screen. The Company believes that the EchoMark EP Catheter will increase the speed and ease the diagnosis of arrhythmias in the heart. The Company recently received FDA clearance to market the EchoMark EP Catheter to diagnose defective conductive pathways in the heart. Pursuant to an agreement effective as of September 21, 1992 (the "HRT Agreement") between the Company and Heart Rhythm Technologies, Inc. ("HRT"), HRT had the exclusive right to market and sell the EchoMark EP Catheter. HRT did not market or sell any products incorporating the Company's technology and, therefore, in January 1996, the Company repurchased the rights granted under the HRT Agreement.

     Additional products which the Company has developed utilizing the EchoMark technology are an EchoMark peripheral angioplasty catheter ("EchoMark PTA
Catheter") and EchoMark guidewire (the "EchoMark Guidewire"). The Company received FDA marketing clearance under a 510(k) pre-market notification for the EchoMark PTA Catheter in 1992 and the EchoMark Guidewire in 1993. The Company previously experienced resistance from the medical community when it attempted to introduce the EchoMark PTA Catheter in 1993 because of the conflict over the administration of such procedures between different medical specialties. The Company is currently determining, and exploring selling channels for, the EchoMark PTA Catheter for performing peripheral angioplasty under ultrasound guidance.

     Currently, the EchoMark CSI may be used with Acuson, Advanced Technology Laboratories, Inc. ("ATL"), Hewlett-Packard Inc., Siemens Medical Systems Inc., Toshiba and other ultrasound systems. The non-disposable EchoMark CSI is currently being test marketed at a selling price of $15,000 and the disposable catheters used in the EchoMark disposable products are being test marketed in a range of unit prices from $125 to $500.

     ECHOFLOW The Company is also engaged in ongoing research and development of the EchoFlow technology and products incorporating the EchoFlow technology which, if successfully developed, would provide data on the blood volume flow through internal vessels. Small sensors that can be mounted onto or inside blood vessels or within the walls of a graft, and that provide crucial data on the flow of blood, have wide applicability, including for feedback control of pacemakers and implantable defibrillators. EchoFlow sensors-will be disposable products, and will connect to an electronics module. The Company has successfully performed bench tests on EchoFlow sensors, has commenced preclinical testing and expects to continue preclinical testing during 1997. The Company cannot predict, when, if ever, such products will be successfully developed or available for commercial sale.

     ECHOEYE The Company is engaged in the research and development of products incorporating the EchoEye technology which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward looking intravascular images and guidance for minimally invasive ultrasound guided procedures. One EchoEye product currently being developed will consist of a small disposable catheter with a miniature ultrasound transducer mounted at its tip. See "Collaborative Agreements." The Company has successfully performed preclinical testing on the EchoEye technology and expects to continue preclinical testing of EchoEye products in 1997.

     Any further developments of the Company's proposed products, as well as other products the Company wishes to pursue, will depend on the Company's ability to obtain substantial additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise. In addition, such products are expected to be subject to regulatory approval by the FDA and comparable foreign agencies or state health departments prior to marketing.

MARKETS AND APPLICATIONS

     Set forth below is a description of the markets and applications for the Company's products and proposed products.

     COLORMARK The Company has commenced establishing clinical reference sites to begin direct marketing of the ColorMark Clip for needle biopsies to radiologists and breast surgeons and for vascular access procedures to interventional radiologists and invasive cardiologists. The Company has had minimal sales of the ColorMark Clip, however, since the Offering it has begun to develop a sales and marketing organization to commercialize this product.

     Needle Biopsy Biopsies, in which small pieces of tissue are excised and examined, are performed in order to diagnose the cause of abnormal masses of tissue. Biopsies are sometimes performed after the entire tissue mass has been removed surgically, but biopsies can often be performed before surgery using biopsy needles. To successfully perform a needle biopsy, often an imaging device is needed to guide the biopsy needle. Biopsy procedures include fine-needle aspiration biopsy, core biopsy, and surgical biopsy. Based upon Management's analysis of American Cancer Society statistics, physician interviews and published clinical reports, the Company believes that a significant portion of these procedures could require guidance using either ultrasound imaging, CT scanning, X-ray imaging or MRI. Management believes ultrasound is generally considered by clinicians to be the preferred guidance imaging method, as it is less costly and less time-consuming than other alternatives. However, use of this method is currently hampered by the fact that the biopsy needle is often difficult to see on the imaging screen. The needle may disappear altogether if it is not at a favorable reflecting angle for the ultrasound transducer. Clinicians must master various techniques for getting the needle to appear on the screen by adjusting the alignment of the needle or "jiggling" it. Textured needles provide only a limited solution to this problem, although they are less expensive than the ColorMark clip. As a result, only experienced clinicians generally attempt ultrasound guided biopsy. The ColorMark Clip is designed to eliminate this needle invisibility problem in biopsy procedures. The Company believes that the ColorMark Clip could enable needle biopsies to be performed faster, easier and more accurately. The FDA has recently cleared for marketing the use of an ultrasound system manufactured by ATL for diagnosing cancerous lesions in the breast which are larger than 1cm.

The use of such ultrasound system may reduce the number of surgical biopsies performed each year, however, the Company believes, that such FDA approval may lead to an increase in acceptance and use of ultrasound for detecting breast cancer.

     Vascular Access Procedures A vascular access procedure, a necessary step in performing any radiology or cardiology catheterization procedure, involves the insertion of a catheter into the femoral artery, guided by feel. Poor placement of the needle that is used to puncture the artery can lead to bleeding complications at the puncture site, particularly where a large-bore catheter is used or in situations where the patient is obese, hypertensive or using an anticoagulant agent. Ultrasound imaging potentially can provide guidance for the exact placement of the puncturing needle quickly and easily, but until now this potential was limited by the lack of an effective method for viewing the needle. Physicians suggest that the ColorMark Clip is most likely to be used in catheterizations where anticoagulants are involved, such as angioplasty and stenting procedures. Additionally, procedures involving large bore catheters (such as placement of intra-aortic balloon pumps) also represent potential opportunities for the ColorMark Clip. Management believes that the ColorMark Clip is well suited for these patients and that the ColorMark Clip makes this procedure easier to perform accurately, and allows clinicians to delegate the procedure to less skilled persons, saving time, and increasing laboratory volume. A disadvantage to using the ColorMark Clip is the requirement for its use in conjunction with a colorflow ultrasound imaging system. While these systems are common in hospital radiology departments, they are currently less common in offices and surgical suites where biopsies and vascular access procedures may be performed.

ECHOMARK

     Infertility Therapy Infertility therapy generally includes hysterosalpingography ("HSG") procedures which image the uterus and fallopian tubes and selective salpingography ("SSG") procedures which image each fallopian tube individually. Both of these procedures involve X-rays and the injection of iodinated contrast media into the fallopian tubes and uterine cavity in order to view the condition of the cavity and determine whether lesions or other obstructions exist. These examinations are expensive, highly invasive and uncomfortable for patients, and they must be performed in the hospital. The procedures involve injection of potentially toxic contrast dyes into the body and the related risks from exposure to radiation.

     Ultrasound technology potentially can address many of these concerns by providing a less expensive outpatient procedure that eliminates the use of radiation and removes the risk of irritation caused by the contrast media. However, ultrasound also has limitations since it is often difficult or impossible to identify the position of catheters and instruments used during the procedure. The EchoMark Salpingography Catheter is designed to make the position of the catheter or other instrument easier to determine, independent of the angle of the catheter. The Company believes that the EchoMark Salpingography Catheter should expand the usefulness of ultrasound for diagnosing and treating infertility problems, reduce procedure time, eliminate the use of radiation to provide guidance, and also make possible the transfer of the procedure to a less expensive and more comfortable outpatient setting. However, the EchoMark procedure will require the medical community to change the traditional methods of diagnosis and treatment. The Company intends to market and sell the EchoMark Salpingography Catheter for the diagnosis and treatment of infertility to OB/GYN doctors. To date no EchoMark Salpingography Catheters have been sold.

     Cardiac Electrophysiology The EchoMark EP Catheter was designed for the diagnosis and treatment of cardiac arrhythmias. The Company believes that the EchoMark EP Catheter allows more rapid placement of EP catheters than present X-ray techniques. As such, this product represents a potentially significant improvement in this procedure.

     Peripheral Angioplasty Peripheral angioplasty procedures are currently performed with X-ray contrast media and in X-ray suites. The Company believes that ultrasound-guidance using EchoMark PTA Catheter will save significant costs with as good or superior clinical outcomes. Market resistance from traditional practitioners was encountered in 1993 when the EchoMark PTA Catheter was introduced into the United States market. Management believes that increased cost-consciousness coupled with increased marketing by the Company could lead to increased acceptance of the EchoMark PTA Catheter in the United States despite the need to change the imaging procedure from X-ray to ultrasound.

ECHOFLOW

     Products utilizing the EchoFlow technology, will, if successfully developed, provide data on the blood flow in vessels. Early applications are expected to include cardiac output, displacing an indirect and noncontinuous method, thermal dilution, with a continuous direct measurement. According to published reports there are over 1 million thermal-dilution catheters used each year in the United States. Management believes that the EchoFlow products will, if successfully developed, provide accurate beat-to-beat measurement of cardiac flow, a currently desired and unmet need. Additional potential uses of EchoFlow include monitoring of bypass grafts (artificial or natural), stent placement, and measurement of hemodynamic status.

     In April 1996, the Company received a $98,000 Phase I Small Business Innovation Research ("SBIR") grant from the National Institute of Health to demonstrate the feasibility of EchoFlow technology.

     The Company anticipates that, subject to completing its research and development, obtaining the necessary FDA and other regulatory approvals and developing a commercial prototype, it will market and sell EchoFlow products to cardiologists and surgeons for applications in cardiac output, post-operative cardiac bypass graft monitoring, stents, and potentially for intensive care monitoring of circulatory status. The commercialization of such products will depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise.

ECHOEYE

     Intravascular Imaging Intravascular imaging catheters are used to inspect the condition of blood vessels, allowing clinicians to identify the extent and locations of vascular lesions and identify the most effective treatment. The two leading types of intravascular imaging catheters are optical angioscopes and ultrasound catheters. Currently available intravascular ultrasound catheters operate by scanning around the catheter's axis as it passes through the imaging site. The usefulness of optical systems is limited because they cannot see below the surface of lesions, thus failing to capture important information about their composition. Current ultrasound systems, on the other hand, are unable to scan the area ahead of the catheter, and cannot view obstructions that totally block the artery or otherwise prevent the catheter from passing through. EchoEye products will combine features of optical angioscopes and existing ultrasound imaging catheters and will be designed to provide detailed tissue characterization like any other intravascular ultrasound catheter. Like the angioscope, EchoEye products will be designed to scan forward, ahead of the catheter tip. This forward-looking capability also makes possible ultrasound-guided minimally invasive surgical procedures, giving the surgeon more information than is available using traditional endoscopes.

     Intravascular imaging catheters are primarily used by cardiologists and radiologists during cardiac and peripheral angioplasty procedures where standard balloon dilation yields poor results or where alternative recanalization procedures (using stents, lasers or atherectomy devices) are being considered. Percutaneous insertion of a vascular stent and or graft is a developing procedure in which it is imperative that the graft or stent device be guided and placed with a degree of accuracy beyond the capability of current technology. In addition, cardiac electrophysiologists could potentially use EchoEye products to guide therapeutic cardiac ablation procedures.

     Minimally Invasive Surgery Minimally invasive (laparoscopic) surgery is designed to reduce surgical complications and recovery time by reducing the size of incisions used to access the part of the body being treated. Small incisions are made and trocars (short tubes through which various instruments and endoscopes may be introduced) are inserted. The instruments are guided using an optical endoscope (laparoscope) introduced through another trocar. Laparoscopic surgery is currently hampered by the fact that the procedure can only be guided visually. There is no opportunity for tactile feedback to provide information about details below the tissue surface. Ultrasound imaging offers surgeons the opportunity to identify these subsurface conditions, expanding the usefulness of the minimally invasive surgical technique. EchoEye products may be used to improve laparoscopic surgical procedures. In some procedures, ultrasound imaging catheters may be used to identify the location of major blood vessels prior to initiating treatment, or to scan the operating field for cancer lesions or other small diseased areas at the end of a procedure. In other procedures, ultrasound visualization is necessary to guide micro-invasive surgical therapy in a complex anatomical environment.

     Other Potential Markets The Company has identified a number of clinical applications, for which the Company's technologies may be used but which do not as yet represent markets on which the Company has chosen to concentrate. These potential applications include central venous pressure catheters, chorionic villi sampling/amniocentesis, intrauterine ultrasound imaging, percutaneous drainage, percutaneous transluminal angioplasty, percutaneous umbilical blood sampling, temporary pacing wires and thermal dilution catheters. The Company may seek to address these markets through strategic alliances with other entities.

RESEARCH AND DEVELOPMENT

     The Company has incurred an aggregate of approximately $6,432,000 (excluding the value of the technology contributed at inception by Ultramed, Inc., a privately-held corporation ("Ultramed")) of research and development expenses from its inception through August 31, 1996, including approximately $711,000 during the fiscal year ended August 31, 1995 and approximately $1,052,000 during fiscal year ended August 31, 1996. Substantially all of the Company's research and development expenditures to date have related to the development of the ColorMark, EchoMark, EchoEye, and EchoFlow technologies and the products utilizing such technologies and development of manufacturing techniques for such products.

     In addition, $575,000 was paid to reaquire the technology rights to the electrophysiology market.

     The Company conducts all of its research and development on the premises of its facility in Princeton, New Jersey. The Company has seven full-time engineers dedicated to research and development activities and one engineer dedicated to regulatory activities. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices.

COLLABORATIVE AGREEMENTS

     Bard Agreement

     Pursuant to an agreement dated September 29, 1993 (the "Bard Agreement"), between the Company and Bard Radiology Division of C.R. Bard, Inc. ("Bard"), the Company granted Bard (i) the exclusive right to distribute modified needles and retrofitted biopsy gun devices throughout the world, and (ii) the non-exclusive right to distribute the Company's driver boxes throughout the world. Bard and the Company are in negotiations for the repurchase by the Company of its rights for biopsy gun products from Bard.

     In consideration of the license grant, the Company received from Bard: (i) $25,000 for research and development; (ii) a $540,000 advance on the Company's future receivables from Bard evidenced by a promissory note in the principal amount of $540,000 (the "Bard Note"), payable as set forth below and secured by all of the Company's inventory and equipment; (iii) Bard's agreement to purchase minimum amounts of the modified needles and retrofitted biopsy guns from the Company; (iv) Bard's agreement to distribute the Company's drive boxes; and (v) Bard's agreement to make royalty payments to the Company on sales of modified needles.

     The Bard Note does not bear interest during the four year period commencing with the first purchase order issued by Bard, which purchase has not yet occurred. If the Bard Agreement is terminated prior to the full satisfaction of the Bard Note, the Company has the option to either repay the outstanding principal balance on the Bard Note within 60 days or to repay the outstanding principal balance, together with interest at prime plus 1%, within 24 months following such termination.

     The Bard Agreement provides that it will terminate on the later of September 23,1998 or the date on which the last issued patent included in the ColorMark technology expires. The Bard Agreement provides that it may be terminated by the Company if Bard decides to terminate the research and development program provided for in the Bard Agreement.

     HRT Agreement

     The Company entered into the HRT Agreement, effective as of September 21,1992, pursuant to which the Company granted HRT (formerly a subsidiary of Eli Lilly and currently a subsidiary of Guidant Corporation), for the purpose of mapping cardiac rhythm abnormalities and disorders, (i) the exclusive worldwide license to all of the Company's technology and know how to cardiac electrophysiology products and (ii) the right to negotiate for and obtain a worldwide exclusive license to all future products other than cardiac electrophysiology products based on such technology for cardiovascular, peripheral, angioplasty and atherectomy, and laparoscopic applications. HRT did not market or sell any products incorporating the Company's technology under the HRT Agreement. Accordingly, in January 1996, the Company entered into an agreement to repurchase the rights granted under the HRT Agreement for $575,000 ($250,000 had previously been paid to the Company under the HRT Agreement) Of such amount, $500,000 was paid from the proceeds of the Offering and $75,000 was paid by certain existing stockholders of the Company, which $75,000 is reflected as a capital contribution. The Company intends to seek a new licensing or collaborative arrangement with a corporate partner in order to exploit this technology, although there can be no assurance that any such arrangement will be entered into.

MANUFACTURING AND SUPPLIERS

     The Company currently manufactures EchoMark sensors, EchoMark CSI systems, ColorMark disposable clips, and ColorMark drivers at its own facility. Outside vendors are used to fabricate catheters and to mount sensors. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices. The Company intends to continue to manufacture certain unique elements of its products. The Company believes that with its current facilities and vendor arrangements, it can manufacture enough of its products to meet its anticipated needs through 1997. Thereafter, the Company will be required to raise significant additional capital, attract and retain experienced personnel, purchase or lease additional equipment and comply with extensive government regulations with respect to its facilities. Further, even if the Company manufactures its products directly, it will continue to depend upon subcontractors to manufacture and deliver certain components of its products in a timely and satisfactory manner. The Company has limited manufacturing capability and depending upon the volume of its products sold, the Company may determine to enter into arrangements with others for the manufacture and assembly of its products, in which event it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis. There can be no assurance that the Company will be successful in entering into any arrangements with others on acceptable terms or at all.

     The Company believes that its products are manufactured in substantial compliance with FDA Good Manufacturing Practices ("GMP") regulations. At various assembly stages each component undergoes testing to check compliance with Company specifications. Third-party manufacturers generally are required to verify that product fabrication and inspection process steps meet the Company's specifications and applicable regulatory requirements. Upon successful completion of these tests, the products are packaged, sterilized, prepared for shipment and subject to final inspection. If the Company enters into agreements with contract manufacturers for producing its products, these manufacturers will be required to operate under FDA GMP regulations and other relevant regulatory standards and produce materials to the Company's specifications.

MARKETING AND SALES

     To date the Company has had minimal sales of its products. The Company is currently in the process of developing a sales organization to market and sell its products and has used a portion of the proceeds of the Offering to develop its in-house marketing staff. Sales and marketing efforts are currently focused on the ColorMark Clip for guiding needle biopsies and vascular access procedures and the EchoCath PTA Catheter for peripheral angioplasty. The Company anticipates that it will, assuming it obtains the requisite regulatory approvals, begin marketing and selling the EchoMark Salpingography Catheter for ultrasound-guided procedures involving the female reproductive system.

     The Company intends to enter into joint venture, licensing, or other collaborative arrangements to market and sell its products. When, and if, the Company enters into these arrangements, these arrangements may result in the lack of control by the Company over the marketing and selling of the Company's products.

     Because use of the Company's products will require changes from traditional methods and procedures, their acceptance by the medical community will require a significant educational effort to be undertaken by or on behalf of the Company. Educational and promotional materials will be produced to support the sales effort.

COMPETITION

     The Company monitors clinical trial reports and patent applications to assess its competition and is not aware of any products on the market or under development that, in management's opinion, can match the ability of the Company's technologies to guide medical devices using ultrasound.

     COLORMARK Management is aware of only two companies that market or have marketed products that compete with the ColorMark Clip. ATL sold or may in the future sell Biosponder(TM), a biopsy needle mounted with a flat ultrasound sensor; its principle of operation is similar to the Company's EchoMark technology. Management believes that its needle visualization technology has advantages over the ATL product since Biosponder(TM) is confined to use with one particular ATL scanhead and is made in only one needle size. It is thus not usable with other systems already in the field or adaptable for all uses. Furthermore, the sensor has a limited "angle of acceptance" (meaning the range of needle positions relative to the ultrasound imaging transducer that will produce usable images) relative to the Company's technology, although its range is broader than that of an ordinary biopsy needle.

     The second competing product is the Smart Needle(TM) marketed by the Peripheral Systems Group ("PSG") of Advanced Cardiovascular Systems, a subsidiary of Guidant. The Smart Needle(TM) is a Doppler-guided needle useful for assisting vascular access. To date, the product has been directed primarily to interventional radiologists. Unlike the ColorMark Clip, the Smart Needle(TM) is not guided by ultrasound visualization of the target artery, so it does not eliminate all of the difficulties of vascular access.

     In addition, several biopsy needle manufacturers market needles that have been specially resurfaced to enhance their echogenicity (and thus their visibility under ultrasound). Although helpful and less expensive than the Company's technology, Management believes these modifications do not fully improve visualization sufficiently during needle biopsy and vascular access procedures.

     ECHOMARK Management believes there are no companies that compete directly with its EchoMark technology for guiding catheters under ultrasound. ATL's Biosponder(TM) technology, although in some ways similar to the EchoMark technology, is not designed to be mounted onto a catheter.

     Management believes that several companies are developing alternative technologies that are designed to address the infertility market both from a diagnostic and a therapeutic standpoint. These products typically rely on optical technology. Although these products may not be directly comparable with the Company's ultrasound technology, they present a potential threat to the commercial success of the Company's products. For example, several companies are developing miniature flexible fiber optic endoscopes (falloposcopes) that can provide direct visualization of the fallopian tubes for diagnostic and therapeutic purposes. To guide falloposcopes to the fallopian tubes, OvaMed Inc. and others have initiated development of self-guiding (pre-curved) catheters that are designed to find the opening of the fallopian tubes without direct or ultrasound visualization. Other infertility market competitors such as Bard, Cook Medical Company, and Boston Scientific Corporation ("Boston Scientific") all have the catheter technology and expertise to develop X-ray guided catheters. While these catheters have the advantage of using the traditional method of X-ray guidance, they have the disadvantage of exposing potentially fertile reproductive systems to radiation.

     ECHOFLOW There are other hemodynamic sensing systems that are used in animal studies, utilizing Doppler or transit-time ultrasound, or electromagnetic flowmeters, to measure bloodflow. However, Management believes that these laboratory devices, if successfully developed, may not be feasible for long-term implantation, unlike the small, flexible, and inert structures of its proposed products utilizing the EchoFlow technology. However, long-term successful implantation of EchoFlow devices has also not been determined.

     For acute measurements, thermal-dilution is a standard in the operating room and in the intensive care unit and coronary care unit market. As thermal-dilution is a non-continuous and intrinsically unreliable method, Management believes it could be displaced by products incorporating the EchoFlow technology. Other acute uses include Doppler guide wires, such as those made by CardioMetrics, Inc. ("CardioMetrics") for use in coronary angioplasty and diagnostic use. Management believes that more accurate and reliable data will result from products utilizing the EchoFlow technology units, used either within the artery, like the CardioMetrics guidewire, or as an epivascular sensor.

     ECHOEYE Management believes that several companies including Cardiovascular Imaging Systems, Inc. ("CVIS"), a subsidiary of Boston Scientific, and Endosonics Corporation are marketing and developing miniaturized catheters mounted with ultrasound transducers for visualization and tissue characterization within peripheral and coronary arteries. Each of the competitive devices known to Management is a "side-looking" imaging device that views a doughnut-shaped area perpendicular to the axis of the catheter. With a side-looking catheter, the scanned area is behind the catheter's tip. These devices provide useful ultrasound diagnostic information but are limited by their inability to scan vascular occlusions that prevent the passage of the catheter as well as the areas beyond such obstructions.

     Management is aware of one company, CVIS, that is reportedly pursuing early stage development of forward-looking catheter designs. Management does not believe that this competitor has yet produced an operational forward-looking catheter.

However, this company has access to substantial resources and is capable of moving forward rapidly with its development efforts. The products from this potential competitor would have the advantage of being compatible with its currently placed ultrasound imaging systems.

     Management believes that several companies have developed ultrasound imaging products for minimally invasive surgery applications. Endomedix Inc. and Aloka Inc. have imaging systems that are approved for laparoscopic cholecystectomy. However, unlike EchoEye, if successfully developed, neither of these systems provide real-time, three-dimensional images of the visualized area. At least two other manufacturers, Multigon Inc. and Tetrad Inc., are seeking to develop their own ultrasound imaging systems. Management does not believe that any competing three-dimensional, real-time ultrasound imaging systems are currently in development for minimally invasive surgery applications. However, many of the companies that are undertaking development of imaging systems that may compete with products utilizing the EchoEye technology have greater financial, manufacturing, marketing, distribution, and technical resources than the Company.

     GENERAL The health care industry is characterized by extensive research efforts and rapid technological change. Future innovations could render the Company's current and proposed products obsolete. Competition in the market for imaging catheters is intense and is expected to increase. The Company's current and proposed products are expected to compete against other types of imaging systems (such as CT, optical scanning, X-ray and MRI) as well as other ultrasound imaging products. Manufacturers of non-imaging therapeutic catheters or external ultrasound imaging devices could also enter the market with competitive products. Such companies may succeed in developing products that are more effective or less costly than those developed by the Company and may be more successful than the Company in manufacturing and marketing their products. Many companies are engaged in research and development of new devices that may address the same clinical applications as the Company's products. The future success of the Company will depend, in part, on the degree of clinical acceptance of ultrasound imaging as opposed to competing technologies as well as on acceptance of the Company's products for ultrasound imaging applications. Many of the Company's competitors and potential competitors have substantially greater financial, technological, manufacturing, marketing, distribution, operating, technical, and other resources than the Company. Academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and/or less costly than those developed or being developed by the Company, thereby rendering the Company's technologies not competitive or obsolete.

PATENTS AND PROPRIETARY RIGHTS

     PATENTS AND PATENT APPLICATIONS All of the Company's technologies have been invented by officers and employees of the Company or employees of Ultramed, which was founded to manufacture ultrasonic duplex vascular imaging systems, and the rights to such technologies were assigned to the Company.

     The Company holds four issued United States patents related to aspects of the ColorMark technology, has 2 issued United States patents related to aspects of the EchoMark technology, has received two patents in the United States covering aspects of the EchoFlow technology and holds one issued United States patent for the EchoEye technology. The Company is in the process of applying for foreign patent approvals for all of its technologies.

     Two of the Company's ColorMark technology U.S. patents, which expire in 2013, relate to the use of flexural vibration waves on needles to enhance ultrasound visualization as well as claims on the technology used to create the vibrations. Applications corresponding to both U.S. patents have also been filed in Europe and Japan under the Patent Cooperation Treaty ("PCT") provisions.

     The Company has received two further U.S. patents, which expire in 2014, on an extension of the ColorMark technology relating to how to perform needle guidance from a black and white ultrasound system and relating to the method of attaching needles to a universal ColorMark Clip system.

     The Company's two EchoMark technology U.S. patents, which expire in 2010 and 2011, are directed to the technology underlying the piezoelectric sensor as well as the EchoMark CSI used to produce the guidance mark on the ultrasound imaging console. Applications corresponding to both U.S. patents have also been filed in Europe and Japan under PCT provisions.

     The EchoFlow patents are directed to the use of diffractive transducers and their use in phase or frequency modulation to measure fluid flow; the two patents will expire in 2016. Two additional patent applications relating to EchoFlow technology are currently pending.

     The Company's EchoEye technology U.S. patent, which expires in 2012, covers the forward-looking scanning for the EchoEye technology. The Company also intends to seek claims on the controls designed for the scanhead, on the scanning pattern performed by the transducer and to cover the programming used in the system to control the mechanics and to interpret and manipulate the data gathered from the transducer.

     The Company intends to file other patent applications on inventions developed in the course of continuing research and development efforts. Such applications will either be owned by or licensed to the Company.

     TRADENAME, TRADEMARK AND SERVICE MARK RIGHTS The Company is the owner of the registered trademarks ColorMark(R), EchoMark(R) and EchoEye(R) in the United States and registration is pending for EchoFlow(TM).

GOVERNMENT REGULATION

     FDA AND CERTAIN OTHER REGULATORY REQUIREMENTS The Company's research and development activities and the production and marketing of the Company's products are subject to regulation for safety, efficacy and compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States and in other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, recordkeeping, approval, distribution, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal to permit products to be imported into the United States, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

     In order to obtain FDA approval of a new device, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and preclinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any products it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

     The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and recordkeeping regulations, GMPs, 510(k) premarket notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as postmarket surveillance. New Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non- "substantially equivalent" devices), require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

     If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a Class I or Class II device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device that was legally introduced to the market after the FDA has found it to be substantially equivalent to a legally marketed device, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. Substantial equivalence also can be found for pre-1976 Class III devices for which premarket approval applications ( "PMA" ) have not been required. The 510k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) pre-market notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) pre-market notification, however, the FDA currently responds to the submission of a 510(k) pre-market notification within approximately 130 days. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent, the manufacturer or distributor must seek pre-market approval of the proposed device through the submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device. Upon receipt, the FDA conducts a preliminary review of the PMA application. If sufficiently complete, the submission is declared filed by the FDA. By regulation, the FDA has 180 days to review a PMA application once it is filed, although PMA application reviews more often occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete.

     If human clinical trials of a proposed device are required and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specified number of investigational sites with the number of patients approved by the FDA.

     Sales of devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

     The conduct of laboratory studies must be done in conformity with the FDA's good laboratory practice ("GLP") regulations. Clinical studies must comply with the FDA's regulations for institutional review board approval and for informed consent. In addition, a variety of state and local permits are required under regulations relating to the Company's proposed laboratory activity.

     The Company is registered as a medical device manufacturer with the FDA. As such, the Company and its contract manufacturer will be inspected on a routine basis by the FDA for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, and control activities. Foreign manufacturing facilities that produce devices for sale in the United States are also subject to these GMP requirements and to periodic FDA inspections. On October 7, 1996, the FDA revised the GMP regulations to include, among other things, design controls and service. These revised regulations become effective on June 1, 1997. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

     The Company has received 510(k) authorization for the ColorMark Clip and Driver, the EchoMark EP Catheter, the EchoMark PTA Catheter and the EchoMark Guidewire and is awaiting FDA clearance on certain improvements to the EchoMark Salpingography Catheter. It is anticipated that additional 510(k) applications may be submitted in the near future for other diagnostic and therapeutic applications of the EchoMark technology.

     The Company will begin animal trials with EchoFlow products in late 1996. It is anticipated that clinical trials will begin in 1997. EchoEye is still in a preclinical phase of development. An operational prototype of an EchoEye device was successfully tested in an animal trial in 1993. Additional in vitro testing is currently underway. After refining its working prototype of an EchoEye product, the Company plans to perform several clinical trials and then file a 510(k) application for permission to market such product in peripheral vascular applications. Coronary vascular applications and minimally invasive surgical applications for which a PMA or other more extensive regulatory process would be required may be pursued at a later date.

     Currently, the Company may sell its ColorMark and EchoMark products in Europe; however, to continue to sell such products in Europe, the Company's products must bear the CE Mark by June 14, 1998. The Company has begun this registration process. There can be no assurance that any of the Company's products will receive a CE Mark.

     THIRD-PARTY REIMBURSEMENT Successful commercialization of the Company's products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid, and private insurance plans. Reimbursement rules vary from payor to payor, and reimbursement also may depend upon the setting in which a particular item or service is furnished.

     In general, payors exclude payment for items and services that are deemed to be not medically "reasonable and necessary," or which are considered to be not safe and effective, experimental or investigative, or not medically appropriate for the patient. In making these determinations, payors typically rely on studies published in peer-reviewed medical journals, the opinions of recognized medical specialty societies, and the practices of physicians in the local medical community. Some payors are also beginning to consider the cost of a new item or service in comparison to existing alternatives in determining whether and how much they will reimburse for a new technology.

     FDA clearance or approval to begin marketing a device generally is required by payors as a condition of coverage, but such clearance or approval alone does not assure that the payor will reimburse for the device.

     Most medical procedures involve payment for the physician service and, in cases where the service is provided outside of the physician's office, payment for the facility costs, including supplies, furnished in connection with the procedure. Medicare, which is a federal government program that primarily reimburses health care furnished to the elderly and disabled, pays for physician services based on a physician fee schedule, which assigns a payment weight for each covered physician procedure. Because there currently is no separate physician procedure code for the use of the ColorMark Clip physicians now must use appropriate existing procedure codes for physician services involving the use of the ColorMark Clip.

     Medicare reimburses hospital inpatient services on the basis of a prospective payment system in which the reimbursement to the hospital for a particular patient is determined by the particular diagnosis-related group ("DRG") to which the patient is assigned. Generally, such reimbursement will not depend on the specific items or services furnished to the patient during the hospital stay. As a result, hospitals have an incentive to provide cost-effective treatments that will reduce hospital costs and shorten the patient's length of stay. The Company believes that the ColorMark Clip is, and the Company's current and proposed products will be, cost-effective and that hospitals will have an incentive to use the ColorMark Clip and the Company's other proposed products. Medicare reimburses nonsurgical therapeutic services furnished in the hospital outpatient setting on the basis of the reasonable costs of those services. For services that Medicare has determined should be covered in ambulatory surgery centers, Medicare reimbursement to the ambulatory surgery center is based on a fee schedule. Medicare has not made any determination concerning whether use of either the ColorMark Clip or the Company's current and proposed products will or should be covered in ambulatory surgery centers and, if so, how much the procedure should be reimbursed. Generally, Medicare does not separately reimburse physicians for the facility costs associated with furnishing a therapeutic procedure in their offices; such reimbursement is considered to be bundled into the physician fee schedule payment for the physician service. In some cases, however, where expensive supplies are required for procedures that generally are furnished in hospital or other facility settings but which can be safely performed in a physician's office, Medicare will make an additional payment to help defray the cost of the supplies. Currently, Medicare makes no additional payment to physicians for the supply costs associated with use of the ColorMark Clip in the physician office setting.

     Medicaid (which is a joint federal-state program to reimburse health care costs of the poor), Blue Cross and Blue Shield plans, and commercial insurers have their own reimbursement rules, which can vary substantially from each other. Some of these payors have adopted reimbursement systems that are based on the Medicare physician fee schedule or Medicare DRG system for hospital inpatients. Increasingly, payors are instituting reimbursement methodologies that give an incentive to providers to reduce costs and furnish cost-effective care.

     ANTI-REMUNERATION LAWS The Medicare and Medicaid anti-kickback statute prohibits financial relationships designed to induce the purchase (or arranging or recommending the purchase) of items or services, or patient referrals to providers of services, for which payment may be made under Medicare, Medicaid, or other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, such as the Company, and hospitals, physicians, or other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General of the Department of Health and Human Service ("HHS") have stated that the statute is violated where even one purpose (as opposed to a primary or sole purpose) of the arrangement is to induce purchases or referrals. However, the HHS Departmental Appeals Board has stated that some financial inducements (such as drug samples or recruitment lunches) may not be subject to prosecution because they are de minimis, and therefore are unlikely to affect referral or purchase decisions.

     The anti-kickback statute contains exceptions for, among other things, properly reported discounts and compensation of bona fide employees. In addition, federal regulations establish certain "safe harbors" from liability under the anti-kickback statute, including further refinements of the exceptions for discounts and employee compensation, and a safe harbor for personal services contracts. While failure to satisfy all the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that are of the same generic kind as those for which there is a safe harbor available (for example, discounts, personal services contracts) may be subject to scrutiny if they do not qualify for the safe harbor. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions under these federal and state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion of providers or practitioners (but under current law not manufacturers) from participation in Medicare and Medicaid, and criminal fines or imprisonment.

     The Company will compensate its domestic sales representatives (all of whom will be employees of the Company) with a combination of salary and a commission based on volume of sales, and offers discounts on certain volume purchases of the ColorMark Clip. The Company also compensates physicians for certain services (consulting on the development of the Company's technologies, and participation as investigators in clinical trials of the Company's products) furnished to the Company. In addition, the Company from time to time sponsors educational programs at which Company representatives, or a physician who has used the ColorMark Clip, may make a presentation to physicians or hospital personnel concerning the product. A presenting physician may receive travel expenses, and attending physicians or other personnel may receive a free meal or other refreshments. These practices may not in all cases meet all of the criteria for a safe harbor from anti-kickback law liability. Because of the breadth of the statutory provisions described above, it is possible that these or other of the Company's business practices could be subject to challenge under one or more such laws.

     While there can be no assurance that the Company's position would be upheld if challenged, the Company believes that: (i) its compensation of its sales force satisfies the criteria for the safe harbor for compensation of bona fide employees; (ii) its discounting practice either meets, or may easily be modified to meet, the requirements of the discount safe harbor; (iii) its compensation of physicians for consulting or participation in clinical trials represents reasonable compensation for legitimate and needed services actually provided to the Company, and is not intended to induce purchase of the Company's products or the referral of patients for use thereof; and (iv) any free meals or refreshments provided to physicians or others in connection with presenting information concerning the Company's products (and any travel expenses provided to a speaker at such a presentation) is too de minimis to affect a decision concerning whether to purchase (or arrange for or recommend the purchase of) the Company's products, or to refer patients for use thereof, and therefore should not be viewed as remuneration within the meaning of the anti-kickback law.

PRODUCT LIABILITY AND INSURANCE

     The testing, clinical trials, manufacturing, and sale of the Company's products involves the inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage of $6,000,000, however, such insurance is expensive, subject to various exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. There can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company. A product liability claim or judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business, financial condition, and results of operations. If the Company enters into a joint venture or other arrangement with respect to its products or if the Company licenses its products to a third party, the Company intends to require such joint venturer or licensee to maintain product liability insurance. Conversely, such third party may require, as a condition to the arrangement, that the Company obtain product liability insurance. However, there can be no assurance that such joint venturers or licensees will agree or will be able to obtain or maintain insurance on acceptable terms, or that if such insurance is obtained, it will be adequate to cover the Company's potential liability. Products, such as those sold or proposed to be sold by the Company, may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company and its reputation.

HUMAN RESOURCES

     The Company employs 17 full time employees. Eight employees provide research and development services, five work in production, two provide sales and marketing services, and two employees provide management and administrative services. The Company has one part-time clerical employee.

     The Company's employees are not a party to any collective bargaining agreements. The Company believes that it has good relations with its employees.

MEDICAL ADVISORS

     The following is a list of the Medical Advisors of the Company and, based upon information supplied by each of them, the institutions with which they are affiliated. The affiliations are provided for information purposes only and do not indicate a relationship between such institution and the Company.

     Dr. William Abbott        Professor  of Surgery,  Harvard  Medical  School,
                               Boston, Massachusetts, Chief of Vascular Surgery at the Massachusetts General Hospital, Boston,
                               Massachusetts.

     Dr. Valentin Fuster       Professor  of Medicine  of Mount Sinai  School of
                               Medicine,    New   York,   New   York,   Director
                               Cardiovascular  Institute,  Mount  Sinai  Medical
                               Center.

     Dr. Kurt Isselbacher      Mallinckrodt   Professor  of  Medicine,   Harvard
                               Medical School, Boston, Massachusetts;  Director,
                               MGH  Cancer  Center,  The  Massachusetts  General
                               Hospital, Boston, Massachusetts.

     Each of the Medical Advisors has entered into a medical advisory agreement ("Medical Advisory Agreements"), pursuant to which the Medical Advisors meet up to four days annually to advise the Company of advances in their field of expertise and to consult with the Company and to assess the feasibility of research and development programs under consideration by the Company in their field, and to offer guidance for future research and clinical applications of the Company's technology in their field. The Medical Advisors also meet individually and in groups to advise the Company on its research, development, operations and commercialization of its technology and to consult on the Company's projects and to attend meetings of the Medical Advisors. Generally, any further activities, if requested, are on an as available basis and at the agreed upon fee. The agreements with each Medical Advisor contain confidentiality provisions.

     The Medical Advisors are not expected to otherwise actively participate in the development of the Company's technology. The Medical Advisory Agreements are for a term of five years. In consideration for the services to be rendered under the Medical Advisory Agreements, Dr. Abbott and Dr. Isselbacher each receive an amount of $15,000 per annum, and Dr. Fuster receives an amount of $25,000 per annum and each is reimbursed for reasonable expenses. In addition, in January 1996, Dr. Abbott and Dr. Isselbacher were each granted options to purchase 10,000 shares of Class A Common Stock under the Company's 1996 Stock Option Plan (the "Option Plan") at an exercise price of $5.00 per share, which options will vest in five equal annual installments commencing January 17, 1996 and are exercisable for a period of five years following the date of vesting. The Medical Advisory Agreements also provide for indemnification of each Medical Advisor, his successors, heirs and assigns against any liabilities, damage, loss and expense (including reasonable attorneys fees and expenses of litigation) incurred or imposed upon indemnities or any one of them in connection with any class action suits, demands or judgments arising from their good faith services under the Medical Advisory Agreements.

     The Company's Medical Advisors are employed on a full-time basis by employers other than the Company, and certain of such individuals have consulting or other advisory arrangements with others. Accordingly, they are expected to devote only a small portion of their time to the Company. Regulations or policies of the institutions of which they are full-time employees may adversely affect the rights of the Medical Advisors to own such options and stock and to serve as Medical Advisors. Generally, any inventions or processes discovered by the Medical Advisors which are made solely in the performance of services to the Company will become the property of the Company, but inventions which relate to the Medical Advisor's research at their respective hospitals may not become the property of the Company if the rights to such inventions will become the property of their respective hospitals pursuant to agreements between the Medical Advisors and their respective hospitals.

ITEM 2.       DESCRIPTION OF PROPERTY

     The Company currently leases an approximately 20,000 square foot facility on U.S. Route 1 in Monmouth Jct., New Jersey pursuant to a five-year lease expiring on March 31, 2002. Currently the Company utilizes 15,000 square feet of such facility, however, the facility contains space appropriate for approximately 4,000 square feet of offices for planned personnel, and approximately 16,000 square feet appropriate for manufacturing and laboratory use. The lease provides for an annual rent of approximately $236,000 for the fiscal year ending August 31, 1997, 234,000 for the fiscal year ending August 31, 1998 and $299,000 for each fiscal year thereafter through March 2002. Such lease also provides for payment by the Company of real estate taxes and certain operating expenses. The Company has an option to purchase the entire facility for a purchase price of $2,000,000 plus certain CPI adjustments, which expires on March 31, 2002. The Company believes that these facilities are adequate for its current administrative and manufacturing needs and that this facility will be sufficient to meet the Company's anticipated manufacturing needs through 1997.

     The Company has recently been informed that the current plan of the New Jersey Turnpike Authority ("NJTA") is that it will require the Company's facility to be taken as part of the development of Route 92. This plan could be implemented as early as the summer of 1997. The Company believes that it will have adequate time to locate new facilities at a reasonable rental rate and that any possible action by the NJTA will not have a material adverse effect on the Company.

     In addition, research and development activities are currently conducted on behalf of the Company in the United States and Europe at various hospitals.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is not currently a party to any pending material legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1996.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since January 22, 1996, shares of the Class A Common Stock, have traded on the Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low last sales prices for shares of the Class A Common Stock.




QUARTER ENDED                                      HIGH                 LOW
----------------------------------------------------------------------------
February 29, 1996                                  4 1/4                4
May 31, 1996                                       4 1/2                3
August 31, 1996                                    5 1/2                4
September 1, 1996 through December 12, 1996        5 1/2                4 1/4


HOLDERS OF COMMON STOCK

     Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Class A Common Stock and Class B Common Stock on December 12, 1996 was approximately 5 and 13, respectively. The Company believes that there are in excess of 300 beneficial owners of the Class A Common Stock whose shares are held in "Street Name."

DIVIDENDS

     The Company has never paid cash dividends with respect to the Class A Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Class A Common Stock. Any decision as to the future payment of dividends on Class A Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

     Fiscal Year ended August 31, 1996 compared to fiscal year ended August 31, 1995.

     The Company had no significant sales revenue for the fiscal years ended August 31, 1996 and 1995, but the Company did recognize revenue of $98,000 in fiscal year 1996 from a phase one SBIR grant.

     The Company charged $38,881 to operations for the fiscal year ended August 31, 1996 because it determined that certain inventory should be classified as development inventory for research and development. The amount was approximately 22% of all inventory. The balance of the cost of sales of $11,433 was inventory that was classified as demonstration inventory during the fiscal year.

     Research and development expenses increased 48% during the fiscal year ended August 31, 1996 because of the establishment of the Medical Advisors Board, the addition of new personnel, SBIR grant related expenses and additional materials purchased as a result of an increase in activity following the Offering. Research and Development expenses also included the repurchase of certain technology rights for $575,000 that is set out in a separate line in the statement of operations without a comparable expense for August 31, 1995.

     Selling, general, and administrative expenses increased 104% during the fiscal year ended August 31, 1996 because of a significant increase in legal expense relating to various corporate matters, the addition of the Co-Chairman of the Board of Directors, an increase in insurance expenses because of the addition of directors and officers insurance coverage, and an increase in consultant expenses because of various corporate matters. Following the Offering, expenses for the payment of salaries to officers and employees, and consulting fees increased and are expected to continue to increase. In addition, the Company plans to increase its expenditures in the sales and marketing areas.

     The Company anticipates that revenues will be insufficient to meet all operating expenses for the foreseeable future even if there is market acceptance of its products, and accordingly, it expects to incur substantially increased operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     In connection with the Offering, certain of the existing stockholders of the Company, primarily officers, directors and other employees, agreed to transfer a portion of their shares of the Company's Class B Common Stock (the "Forfeitable Shares") to the Company if the Company does not attain certain minimum earnings thresholds or if the Company's Class A Common Stock does not meet certain minimum bid prices. The Company believes that the release of the restrictions on the Forfeitable Shares held by officers, directors, employees and consultants will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, the Company will, in the event of the release of the restrictions, recognize during the period in which the earnings thresholds are met or probable of being met or the Company's Class A Common Stock meets or is probable of meeting the minimum bid prices, what could be a substantial charge which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. See Note 7 of Notes to Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's efforts have been principally devoted to research and development and raising capital, and the Company has sustained cumulative losses of approximately $(11,395,000) through August 31, 1996. These losses resulted primarily from research and development expenses aggregating approximately $6,432,000 relating to the Company's technologies and products, and expenses aggregating approximately $4,495,000 incurred in connection with marketing, and general and administrative activities, including legal and professional activities relating thereto, which are continuing. The Company has funded its activities through private placements of equity and debt securities, borrowings and the Offering. As of August 31, 1996, the Company had working capital of approximately $2,263,000, an accumulated deficit of approximately $(8,192,000) and a stockholders' equity of approximately 1,368,000.

     Since the date of inception (February 14, 1990) through August 31, 1996, net cash provided by financing activities totalled approximately $13,889,000 which consists of the following: (i) approximately $2,700,000 from the sale to several investors of 752,600 shares of Class B Common Stock; (ii) approximately $2,191,000 from the sale of 95,400 shares of Class B Common Stock; (iii) approximately $593,000 from the sale of 32,250 shares of Series A Convertible Preferred Stock and 32,250 warrants to purchase Series A Convertible Preferred Stock to three investors which were subsequently exchanged for 127,000 shares of Class B Common Stock; (iv) approximately $ 1,725,000, including $750,000 of capital contributed by Alliance Partners ("Alliance"); (v) $540,000, evidenced by the Bard Note; (vi) $250,000 evidenced by a note which has been repaid; (vii) net proceeds of approximately $838,000 from a bridge financing; (viii) a $100,000 loan which has been repaid and (ix) net proceeds of approximately $6,212,000 from the Offering. The Company had cash and cash equivalents of $2,387,691 as of August 31, 1996.

     In January 1996, the Company entered into an agreement to repurchase, for $575,000, the rights previously granted under the HRT Agreement. Of such amount $500,000 was paid from the proceeds of the Offering and $75,000 was paid by certain existing stockholders of the Company, which $75,000 is reflected as a capital contribution. The Company recognized a $575,000 charge to operations relating to this agreement.

     Since the date of inception through August 31, 1996, expenditures for investing activities, including patents costs and purchases of equipment, were approximately $582,000. The Company expects to continue to incur costs in connection with such activities.

     At August 31, 1996, the Company had a net operating loss carryforward for state and Federal income tax purposes of approximately $7,716,000 which expire through 2003 and 2011, respectively. See Note 9 of Notes to the Financial Statements.

     During the 12-month period following the date of this Report, the Company intends to focus its efforts on marketing and sales of the ColorMark Clip and the EchoMark PTA Catheter in the United States and certain countries in Europe and on commencing marketing and sales of the EchoMark Salpingography Catheter in the United States and in foreign countries. During such 12-month period, the Company intends to continue preclinical testing of EchoFlow, and if the results of such testing are successful, commence clinical testing of EchoFlow products. During such period, the Company will also continue preclinical testing of EchoEye. The Company may also commence research and development of other products utilizing ColorMark and EchoMark technologies. The Company also intends to seek the requisite regulatory approvals for certain of the Company's proposed products during such time period.

     The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain of its products, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1997. The Company also believes that additional cash resources should be available either through financing provided by the completion of license agreements and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms. Following December 31, 1997, the Company may well need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms.

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged, but not required, to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this new standard are required to make pro forma disclosures of net income as if the fair value-based method of accounting required by this standard had been applied. The requirements of this standard are effective for fiscal year 1997. The Company expects to adopt the pro forma disclosure requirements. The Company cannot at this time predict the impact of the adoption of such requirements.

ITEM 7.       FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
Report of Independent Auditors...........................................................................F-2

Balance Sheet at August 31, 1996.........................................................................F-3

Statements of Operations for the years ended August 31, 1995 and 1996 and the period from
   February 14, 1990 (date of inception) to August 31, 1996..............................................F-4

Statements of Stockholders' Equity for the period from February 14, 1990 (date of inception) to August 31, 1996F-5

Statements of Cash Flows for the years ended August 31, 1995 and 1996 and the period from
   February 14, 1990 (date of inception) to August 31, 1996..............................................F-6

Notes to Financial Statements............................................................................F-7



All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements on notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EchoCath, Inc.:

We have audited the accompanying balance sheet of EchoCath, Inc. (formerly EchoCath, Ltd.) (a development stage enterprise) as of August 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended August 31, 1996 and for the period from February 14, 1990 (date of inception) to August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity, and cash flows for the period February 14, 1990 (date of inception) to August 31, 1996 include amounts for the period from February 14, 1990 (date of inception) to August 31, 1990 and for each of the years in the two-year period ended August 31, 1992, which were audited by other auditors whose report dated February 15, 1993 has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from February 14, 1990 (date of inception) to August 31, 1992 is based solely on the report of the other auditors which report expressed an unqualified opinion.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for the effect on the period from February 14, 1990 (date of inception) to August 31, 1996 of the amounts for the period from February 14, 1990 (date of inception) to August 31, 1992 on the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of EchoCath, Inc. (formerly EchoCath, Ltd.) (a development stage enterprise) as of August 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 1996 and for the period from February 14, 1990 (date of inception) to August 31, 1996 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP
Princeton, New Jersey
October 4, 1996, except as to the last
     paragraph of note 7, which is as of
     November 25, 1996

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 AUGUST 31, 1996



                                             Assets (note 5)

Current assets:
   Cash ..............................................................    $ 2,387,691
   Trade accounts receivable .........................................          6,125
   Shareholder advance (note 7) ......................................        101,899
   Inventory (notes 2 and 5) .........................................        141,903
   Prepaid expenses ..................................................        150,288
                                                                          -----------
       Total current assets ..........................................      2,787,906
   Furniture, equipment and leasehold improvements, net (notes 3
      and 5) .........................................................        254,604
   Intangible assets, net (note 4) ...................................        228,912
   Other assets ......................................................         29,862
                                                                          -----------
                                                                          $ 3,301,284
                                                                          -----------
                                                                          -----------

                                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ..................................................        149,178
   Accrued expenses (note 14) ........................................        352,286
   Obligations under capital leases, current portion (note 6) ........         23,015
                                                                          -----------
       Total current liabilities .....................................        524,479
   Obligations under capital leases, less current portion (note 6) ...         55,191
   Note payable (notes 5 and 8) ......................................        540,000
   Other liabilities .................................................         63,594
                                                                          -----------
       Total liabilities .............................................      1,183,264
                                                                          -----------

Capital contribution subject to repayment (note 15) ..................        750,000
                                                                          -----------

Stockholders' equity (notes 7, 15 and 17):
   Preferred stock, no par value, 5,000,000 shares authoriized; no
   shares issued and outstanding .....................................           --
   Class A common stock, no par value, 18,500,000 shares
     authorized; 1,610,000 shares issued and outstanding .............      6,211,661
   Class B common stock, no par value, 1,500,000 shares
     authorized; 1,500,000 shares issued and outstanding;
     convertible into one share of Class A common stock ..............      3,348,470
   Deficit accumulated during the development stage ..................     (8,192,111)
                                                                          -----------
       Total stockholders' equity ....................................      1,368,020
                                                                          -----------

Commitments and contingencies (notes 12, 15 and 16) ..................      3,301,284
                                                                          -----------
                                                                          -----------



See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED AUGUST 31, 1995 AND 1996 AND
                     THE PERIOD FROM FEBRUARY 14, 1990 (DATE
                          INCEPTION) TO AUGUST 31, 1996


                                                                                         FEBRUARY 14, 1990
                                                                                         (DATE OF INCEPTION)
                                                                                           TO AUGUST 31,
                                                           1995              1996              1996
                                                         ------------     ------------     ------------

Revenues:
   SBIR grant income ................................    $       --             98,000           98,000
   License and development fees .....................            --               --            275,000
  Product sales (including related party amount of
     $40,250 since inception) .......................          31,097           10,025           87,872
                                                         ------------     ------------     ------------
                                                               31,097          108,025          460,872
                                                         ------------     ------------     ------------
Operating expenses:
   Repurchase of technology rights (note 8) .........            --            575,000          575,000
   Research and development (including related party
     amount of $960,680 since inception) (note 10) ..         711,082        1,051,942        6,432,261
   Cost of sales (including related party amount of
     $14,650 since inception) (note 10) .............          76,366           50,314          254,297
   Marketing, general and administrative (including
     related party amounts of $70,426, $31,500 and
     $506,270, respectively note 10) ................         661,893        1,352,344        4,495,361
                                                         ------------     ------------     ------------
                                                            1,449,341        3,029,600       11,756,919
                                                         ------------     ------------     ------------


     Loss from operations ...........................      (1,418,244)      (2,921,575)     (11,296,047)

Other income (expense):

   Interest income ..................................             202           88,535          149,145
   Interest expense (including related party amounts
     none,  of $1,899 and $26,527, respectively)
     (notes 5 and 6) ................................         (82,558)         (83,751)        (248,475)
                                                         ------------     ------------     ------------
                                                              (82,356)           4,784          (99,330)
                                                         ------------     ------------     ------------

     Net loss .......................................    $ (1,500,600)    $ (2,916,791)    $(11,395,377)
                                                         ------------     ------------     ------------
                                                         ------------     ------------     ------------
  Net loss per common and common equivalent share ...    $      (2.88)    $      (1.72)
                                                         ============     ============
  Shares used in computing net loss per share amounts         521,000        1,698,129
                                                         ============     ============



See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
      PERIOD FROM FEBRUARY 14, 1990 (DATE OF INCEPTION) TO AUGUST 31, 1996



                                                                   CLASS B
                                                                   COMMON
                                    CLASS A        CLASS B          STOCK        PARTNER'S
                                    COMMON         COMMON           TO BE       CONTRIBUTED
                                    STOCK           STOCK           ISSUED        CAPITAL
                                   ----------      ---------      ---------      ----------
Balance, February 14, 1990
 (date of inception ..........     $     --             --             --              --
 Initial capital contribution            --             --             --           525,100
 Net loss ....................           --             --             --              --
                                   ----------      ---------      ---------      ----------
Balance (deficit), August 31,
 1990                                    --             --             --           525,100

 Capital contributions .......           --             --             --         1,305,000

 Net loss ....................           --             --             --              --
                                   ----------      ---------      ---------      ----------
Balance August 31, 1991 ......           --             --             --         1,830,100

 Capital contributions .......           --             --             --           870,000
 Net loss ....................           --             --             --              --
                                   ----------      ---------      ---------      ----------
Balance (deficit), August 31,
 1992                                    --             --             --         2,700,100

 Net loss - September 1, 1992
  through September 21, 1992
 (date of incorporation) .....           --             --             --             --

 Incorporation  of Echocath, Inc. --
  issuance of 752,600 shares of Class B
  common stock to former  partners and
  proceeds  from sale of 95,400  shares
  of Class B common stock, net of
  issuance costs (including related
  party issuance costs of $21,800)
  (notes 7 and 10) ...........           --        1,688,102           --        (2,700,100)

 Net loss - September 22, 1992
  through August 31, 1993 ....           --             --             --              --
                                   ----------      ---------      ---------      ----------
 Balance (deficit), August 31, 1993      --        1,688,102           --              --

 Issuance  of 127,000 shares of
  Class B common  stock,  net  of
  issuance costs (including related
  party issuance costs of $10,000)
  (notes 7 and 10) ...........           --          592,800           --              --
 Capital contributed by Alliance
  (note 15) ..................           --             --          50,000             --
 Net loss ....................           --             --             --              --
                                   ----------      ---------      ---------      ----------
 Balance (deficit), August 31,
  1995                                   --        2,280,902         50,000            --
 Capital contributed by Alliance
  (note 15) ..................           --             --          925,368            --
 Net loss ....................           --             --             --              --
                                   ----------      ---------      ---------      ----------
 Balance, (deficit), August 31, 1995     --        2,280,902        975,368            --

 Issuance of 525,000 shares of Class B
  common stock to the partners
  of Alliance and certain other
  entities and individuals ...           --          975,368       (975,368)           --
 Capital contributed by Alliance
  (note 8) ...................           --           75,000           --              --
 Adjustment to issuance costs
  of Class B common stock ....           --           17,200           --              --
 Warrants issued (note 17) ...         25,000           --             --              --
 Issuance of 1,610,000 shares
  of Class A common stock at $5.00
  per share in February 1996,
  net of offering cost .......      6,186,661           --             --              --
 Net loss ....................           --             --             --              --
                                   ----------      ---------      ---------      ----------
 Balance (deficit), August 31,
  1996                             $6,211,661      3,348,470           --              --
                                   ----------      ---------      ---------      ----------
                                   ----------      ---------      ---------      ----------




                                           DEFICIT ACCUMULATED DURING
                                             THE DEVELOPMENT STAGE
                                           ---------------------------

                                           PARTNERSHIP     CORPORATION        TOTAL
                                           -----------     -----------      ----------
Balance, February 14, 1990
 (date of inception ..........                  --                --              --
 Initial capital contribution                   --                --           525,100
 Net loss ....................                (545,902)           --          (545,902)
                                            ----------      ----------      ----------
Balance (deficit), August 31,
 1990                                         (545,902)           --           (20,802)
 Capital contributions .......                  --                --         1,305,000
 Net loss ....................              (1,054,526)           --        (1,054,526)
                                                             ----------
Balance August 31, 1991 ......              (1,600,428)           --           229,672
 Capital contributions .......                                    --           870,000
 Net loss ....................              (1,521,924)           --        (1,521,924)
                                            ----------        ----------    ----------
Balance (deficit), August 31,
 1992                                       (3,122,352)           --          (422,252)
 Net loss - September 1, 1992
  through September 21, 1992
 (date of incorporation) .....                 (80,914)           --           (80,914)

 Incorporation  of Echocath, Inc. --
  issuance of 752,600 shares of Class B
  common stock to former  partners and
  proceeds  from sale of 95,400  shares
  of Class B common stock, net of
  issuance costs (including related
  party issuance costs of $21,800)
  (notes 7 and 10) ...........               3,203,266            --           2,191,268
 Net loss - September 22, 1992
  through August 31, 1993 ....                    --         (1,729,624)      (1,729,624)
                                             ----------      ----------       ----------
 Balance (deficit), August 31, 1993               --         (1,729,624)         (41,522)

 Issuance  of 127,000 shares of
  Class B common  stock,  net  of
  issuance costs (including related
  party issuance costs of $10,000)
  (notes 7 and 10) ...........                    --               --            592,800
 Capital contributed by Alliance
  (note 15) ..................                    --              --              50,000
 Net loss ....................                    --        (2,045,096)       (2,045,096)
                                             ----------      ----------       ----------
 Balance (deficit), August 31,
  1995                                            --        (3,774,720)       (1,443,818)
 Capital contributed by Alliance
  (note 15) ..................                    --              --             925,368
 Net loss ....................                    --        (1,500,600)       (1,500,600)
                                             ----------      ----------       ----------
 Balance, (deficit), August 31, 1995              --        (5,275,320)       (2,019,050)

 Issuance of 525,000 shares of Class B
  common stock to the partners
  of Alliance and certain other
  entities and individuals ...                    --              --              --
 Capital contributed by Alliance
  (note 8) ...................                    --              --              75,000
 Adjustment to issuance costs
  of Class B common stock ....                    --              --              17,200
 Warrants issued (note 17) ...                    --              --              25,000
 Issuance of 1,610,000 shares
  of Class A common stock at $5.00
  per share in February 1996,
  net of offering cost .......                    --              --           6,186,661
 Net loss ....................                    --        (2,916,791)       (2,916,791)
                                            ----------      ----------        ----------
 Balance (deficit), August 31,
  1996                                            --        (8,192,111)        1,368,020
                                            ----------      ----------        ----------
                                            ----------      ----------        ----------


---------------
See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
               YEARS ENDED AUGUST 31, 1995 AND 1996 AND THE PERIOD
          FROM FEBRUARY 14, 1990 (DATE OF INCEPTION) TO AUGUST 31, 1996



                                                                                                                    FEBRUARY 14,
                                                                                                                    1990 (DATE
                                                                                                                   OF INCEPTION)
                                                                                                                   TO AUGUST 31,
                                                                                        1995            1996           1996
                                                                                        ----            ----           ----
Cash flows from operating activities:
 Net loss ......................................................................   $ (1,500,600)   $ (2,916,791)   $(11,395,377)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................................         49,192          77,950         260,623
   Loss on write-off of intangible assets ......................................           --              --             2,000
   Change in  operating  assets and liabilities:
     Increase in trade accounts receivable .....................................           --            (6,125)         (6,125)
     (Increase) decrease in inventory ..........................................         35,232           3,023        (103,268)
     Increase in prepaid expenses ..............................................        (10,657)        (80,608)       (150,288)
     (Increase) decrease in deferred offering costs ............................       (287,992)        328,236            --
     Increase in other assets ..................................................           --           (18,600)        (29,862)
     Increase (decrease)  in accounts payable ..................................         46,167        (144,055)        149,178
     Increase in accrued expenses and due to (from) related parties ............        446,141        (561,257)        290,553
     Increase in other liabilities .............................................           --            63,594          63,594
                                                                                   ------------    ------------    ------------
   Net cash used in operating activities .......................................     (1,222,517)     (3,254,633)    (10,918,972)
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
 Purchases of furniture, equipment and leasehold improvements ..................           --          (165,916)       (326,551)
 Purchases of intangible assets ................................................        (48,815)        (23,371)       (255,856)
                                                                                   ------------    ------------    ------------
    Net cash used in investing activities ......................................        (48,815)       (189,287)       (582,407)
                                                                                   ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from partner borrowings ..............................................           --              --           840,000
 Principal payments on partner borrowings ......................................           --              --          (840,000)
 Proceeds from borrowings of notes payable .....................................        370,000       1,000,000       2,925,000
 Principal payments on borrowings of note payable ..............................       (750,000)     (1,370,000)     (2,385,000)
 Advance to shareholder ........................................................           --          (101,899)       (101,899)
 Principal payments on capital lease obligations ...............................        (11,663)        (14,537)        (62,428)
 Proceeds from obligation to issue common stock ................................        925,368            --           975,368
 Net proceeds from issuance of capital stock ...................................           --            92,200       2,876,268
 Proceeds from partner capital contributions ...................................           --              --         2,700,100
 Net proceeds from initial public offering and over-allotment option ...........           --         6,211,661       6,211,661
 Capital contribution subject to repayment .....................................        750,000            --           750,000
                                                                                   ------------    ------------    ------------
    Net cash provided by financing activities ..................................      1,283,705       5,817,425      13,889,070
                                                                                   ------------    ------------    ------------

Net increase in cash ...........................................................   $     12,373       2,373,505       2,387,691
Cash, beginning of period ......................................................          1,813          14,186            --
                                                                                   ------------    ------------    ------------
Cash, end of period ............................................................   $     14,186       2,387,691       2,387,691
                                                                                   ============    ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest .....................................................................   $     71,505          83,650         221,239
                                                                                   ============    ============    ============

Supplemental disclosure of noncash transaction:
 Equipment transferred from partner ............................................   $       --      $       --      $     48,604
                                                                                   ============    ============    ============
 Inventory transferred from partner ............................................   $               $       --      $     38,635
                                                                                   ============    ============    ============
 Capital lease obligation transferred from partner .............................   $               $       --      $     25,506
                                                                                   ============    ============    ============
 Equipment acquired under capital lease ........................................   $       --      $     50,000    $    115,128
                                                                                   ============    ============    ============


---------------


See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                  Notes to Financial Statements August 31, 1996

 (1) Organization and Summary of Significant Accounting Policies

       Organization:

         EchoCath,  Inc. (the  "Company")  was initially  organized as a general partnership on February 14, 1990 in the State of New Jersey under the name of Catheter Technology Company, which name was subsequently changed to EchoCath, Ltd. (the "Partnership"), to develop and market medical devices using ultrasound imaging technology. On September 21, 1992, the partners of the Partnership exchanged their partnership interests for equivalent ownership interest in the common stock of the Company. Since inception, the Company has been engaged primarily in research and development activities. There have been no significant product sales from inception of the partnership through August 31, 1996.

         The Company has accumulated net losses for the period from February 14, 1990 (date of inception) to August 31, 1996 of $11,395,377 and anticipates it will continue to incur substantial losses in the future. The Company has those risks associated with companies in the development stage, including but not limited to, its dependence on key management and the continuing need for additional financing to fund research and development and commercialization activities. There can be no assurance that commercially successful products will be developed or that the Company will achieve profitability at all or on a sustained basis. See note 16 for discussion of liquidity and operating matters.

       Cash and cash equivalents:

         The Company considers  all highly liquid  investments  with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States financial institutions and commercial paper. A total of $109,000 is restricted as collateral for long-term obligations but not reclassified to long-term assets. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

       Research and development:

         All research and development costs are expensed as incurred.

       Revenue recognition:

         Revenue from product sales is recognized upon shipment and passage of title to the customer.

         Revenue from license and development fees is recognized when earned.

         Revenue from SBIR Grants is recognized when earned.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (1) Organization and Summary of Significant Accounting Policies, cont.

       Intangibles:

         Costs incurred in filing for patents and  trademarks  are  capitalized.
            Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will be rejected. Capitalized costs related to successful patent applications and trademarks are amortized on a straight line basis over a period not to exceed twenty years or the remaining life of the patent or trademark, whichever is shorter.

       Inventory:

         Inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method.

       Furniture, equipment and leasehold improvements:

         Major additions and  replacements  of assets are  capitalized  at cost.
            Maintenance, repairs and minor replacements are expensed as incurred. Equipment acquired under capital leases is recorded at the present value of minimum lease payments at the inception of the lease. Furniture and equipment are depreciated using the straight-line method over five years. Leasehold improvements and equipment acquired under capital leases are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

       Accounting for income taxes:

         Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

       Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (1) Organization and Summary of Significant Accounting Policies, cont.

       Stock-based compensation:

         In October 1995, the FASB issued SFAS 123  "Accounting  for Stock-Based
            Compensation" ("SFAS 123"). SFAS 123 presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. Companies that do not adopt the fair value based method of accounting will be required to adopt the disclosure provisions of SFAS 123 commencing in fiscal 1997. The Company will continue applying its current accounting principles and upon adoption in fiscal 1997 will present the required footnote disclosures.

       Concentration of credit risk:

         The Company invests  its  excess  cash  in  deposits  with  major  U.S.
            financial institutions and money market funds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not realized any significant gains or losses on its investments.

       Net loss per share:

         Net loss per common and common equivalent  share is computed based upon the weighted average number of shares of common stock outstanding during the periods and gives effect to certain adjustments described below. Pursuant to the requirements of the Securities and Exchange Commission, all stock and warrants issued within the twelve months immediately preceding the initial filing of the registration statement for the Company's initial public offering at a price below the offering price, totaling 525,000 shares of Class B common stock, and 500,000 warrants, have been included in the calculation for 1995 utilizing the "treasury stock method". Pursuant to the policy of the SEC staff, the calculation of shares used in computing net loss per share in 1996, the fiscal year the initial public offering became effective, also includes stock options and warrants as if they were outstanding throughout the interim period contained in the prospectus (November 1995), utilizing the treasury stock method. Subsequent to the public offering, such options and warrants are not included in the calculation as they are dilutive to net loss per share. The 833,000 shares of forfeitable Class B common stock are not considered outstanding for purposes of calculating the net loss per share for any period (note 7).

 (2) Inventory

       Inventory consists of the following components as of August 31, 1996:


                    Raw materials                $  83,393
                    Finished goods                  58,510
                                                 ----------
                                                 $ 141,903
                                                 ==========



                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (3) Furniture, Equipment and Leasehold Improvements

       Furniture, equipment and leasehold improvements consist of the following components as of August 31, 1996:


            Laboratory and production equipment            $308,635
            Office equipment                                171,421
            Leasehold improvements                           10,146
                                                           --------
                                                            490,202
            Less accumulated deprecation and
                 amortization                               235,598
                                                          --------
                      Furniture, equipment and leasehold
                      improvements, net                    $254,604
                                                           ========



       As of August 31, 1996, equipment acquired under capital leases (note 6) amounted to $134,830 and related accumulated amortization was $62,869.

 (4) Intangible Assets

        Intangible assets consist of the following components as of August 31, 1996:


         Patents and trademarks                     $227,442
         Patent application costs                     38,127
                                                    --------
                                                     265,569
         Less accumulated amortization                36,657
                                                    --------
                                                    $228,912
                                                    ========




 (5) Notes Payable

       On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc., (Bard) (note 8). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (5) Notes Payable, cont.

         payable issued by the Company to Bard, which note is secured by virtually all of the Company's inventory, furniture and equipment. In accordance with the agreement with Bard, the note is repayable by the Company offsetting future receivables from Bard arising from the sale of certain products to Bard against the principal amount of the note. There have been no sales made to Bard by the Company through August 31, 1996 under this agreement.

       The note does not bear interest during the four years commencing with the first purchase order issued by Bard. However, if the Bard agreement is terminated prior to full satisfaction of the note, then the remaining principal balance of the note will become payable within sixty days or, at the option of the Company, within twenty-four months, including interest at the prime rate plus 1%. The carrying amount of this note approximates its fair value due to the variable nature of interest rates.

       On May 23, 1995, the Company received $250,000 from an unaffiliated company in exchange for issuing a six-month promissory note bearing interest at 8%. The obligation was paid in full in February, 1996.

 (6) Obligations under Capital Leases

        Equipment under capital  leases are  capitalized  using  interest  rates
               (ranging from 7.3% to 25.26%) in effect at the inception of the lease.

        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 1996:


                       YEAR ENDED AUGUST 31:
          -----------------------------------------
          1997 .............................................  $29,734
          1998 .............................................   27,615
          1999 .............................................   14,322
          2000 .............................................   11,976
          2001 .............................................    8,982
                                                              -------
              Total minimum lease payments .................   92,629

          Less amount representing interest ................   14,423
                                                              -------
          Present value of net minimum lease payments ......   78,206
          Less current portion of obligations under capital
            lease ..........................................   23,015

          Long-term portion of obligations under capital
            lease ..........................................  $55,191
                                                              =======






                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (7) Stockholders' Equity

       Recapitalization and stock split:

         On August 24, 1995,  the Board of  Directors of the Company  approved a
            .848 for 1 reverse stock split of its common stock. In addition, on August 24, 1995, the Board of Directors authorized an amendment to the Company's certificate of incorporation. Under such amendment, the Company was authorized to issue 20,000,000 shares of common stock, of which 18,500,000 shares will be designated Class A common stock and 1,500,000 shares will be designated Class B common stock, and 5,000,000 shares of preferred stock, all of which will have no par value. The Class A and B common stock are identical in all respects except each share of Class A common stock is entitled to one vote per share while each share of Class B common stock is entitled to five votes per share. All shares of common stock previously outstanding have been converted to an equivalent number of Class B common stock shares on this date. In addition, in September 1995, all outstanding shares of Series A convertible preferred stock and all Series A preferred stockholders warrants were exchanged for 127,000 shares of Class B common stock.

       Series A convertible preferred stock:

         In December 1993, the Company amended its certificate of incorporation to authorize 250,000 shares of convertible preferred stock with no par value. Holders of Series A convertible preferred stock were entitled to one vote per common share as if the Series A convertible preferred stock were converted into common stock shares on the date of the vote. The Series A convertible preferred shares were convertible initially into common stock at $20 per share. Each share of Series A convertible preferred stock was convertible at any time at the option of the stockholder. Each share was to automatically convert upon the effectiveness of a registration statement of the Company with respect to a public offering of securities which results in aggregate gross proceeds to the Company of not less than $10,000,000 or if the Company merges or consolidates with another entity if such entity has, on such date, securities registered under the Securities Exchange Act of 1934, as amended, with a market capitalization in excess of $10,000,000. During 1994, the Company sold to three investors in a private placement, an aggregate of 32,250 shares of Series A convertible preferred stock at $20 per share, resulting in net proceeds to the Company of $610,000 (net of issuance costs of $35,000) (note 10). All shares of Series A convertible preferred stock and Series A preferred stockholders warrants described below were cancelled and exchanged for 127,000 shares of Class B common stock in September 1995.

       Initial public offering:

         In January 1996, the Company completed its initial public offering consisting of 1,610,000 units at a price of $5.00 per unit providing approximately $6,200,000 in net proceeds. A unit consists of one share of Class A Common Stock, one Class A Redeemable Warrant, and one Class B Redeemable Warrant.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (7) Stockholders' Equity, cont.

       Common stock:

         On September 21, 1992, the Company was incorporated and issued 752,600 shares of its Class B common stock in exchange for the net assets of the Partnership. In conjunction with this exchange, the Company also issued 95,400 shares of Class B common stock at $23.58 per share to Eli Lilly and Company ("Eli Lilly") resulting in net proceeds to the Company of $2,191,268. The funds the Company received were initially restricted in that they were not to be used for any costs related to any potential environmental conditions at the Company's former facility. In April 1993, the Company received a negative declaration from the State of New Jersey Department of Environmental Protection and Energy for the former facility. The Company believes that it has no liability with respect to any environmental damage found at its former facility (note 12).

       Warrants:

         In connection with the private placement of Series A convertible preferred stock in 1994, the Company issued an aggregate of 32,250 warrants ("Series A preferred stockholders warrants") to three investors which give the holders the right to purchase shares of Series A convertible preferred stock at an exercise price of $25 per share, which price was subject to certain anti-dilution adjustments, for a period of three years from the date of the Series A preferred stockholders' warrants issuance. The Series A preferred stockholders warrants did not entitle the holders to any voting rights or other rights as a stockholder of the Company and could not be transferred by the holders without the prior written consent of the Company. These warrants were cancelled upon the exchange of Series A Convertible Preferred Stock for Class B Common Stock in September 1995.

         In connection with the Company's initial public offering, the Company issued one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase, at an exercise price of $7.00 (subject to adjustment) one share of Class A common stock and one Class B warrant. Each Class B warrant entitles the holder to purchase, at an exercise price of $9.15 (subject to adjustment) one share of Class A common stock. The Class A warrants and Class B warrants are exercisable through January 2001.

       Forfeitable shares:

         In connection with the initial public offering, the underwriter has required that certain stockholders agree to contribute an aggregate of 833,000 shares of Class B common stock to the Company without consideration if specified earnings levels or market price targets are not met (the "Forfeitable Shares"). The Forfeitable Shares are not assignable or transferable. The restrictions on the Forfeitable Shares will be released only if any of the following occur:

            a) the Company's  net income before  provision  for income taxes and exclusive of any extraordinary earnings (the "Minimum Pretax Income") amounts to at least $3.4 million during the fiscal year ending on August 31, 1998; or

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (7) Stockholders' Equity, cont.

            b) the minimum pretax income amounts to at least $5.0 million during the fiscal year ending on August 31, 1999; or

            c) the minimum pretax income amounts to at least $6.6 million during the fiscal year ending on August 31, 2000; or

            d) the minimum pretax income amounts to at least $8.5 million during the fiscal year ending on August 31, 2001; or

            e) commencing at the  effective  date and ending 42 months after the effective date, the bid price of the Company's Class A common stock shall average in excess of $12.50 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days; or

            f) commencing  42 months  from the  effective  date and  ending 60 months after the effective date, the bid price shall average in excess of $16.75 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days.

         If none of the foregoing targets are met, on November 30, 2001 the Forfeitable Shares will be placed in the Company's treasury and cancelled. In the event that the restrictions on the Forfeitable Shares are released, the Company would be required to record compensation expense equal to the fair market value of the stock at the date the restrictions were released.

         In January   1996,   the  Company   advanced   $101,899  to  a  certain
            shareholder. This amount was repaid in full on November 25, 1996.

 (8) Development and License Agreements

       On September 21, 1992,  the Company  entered into an exclusive  worldwide development and license agreement with Heart Rhythm Technologies, Inc. (formerly a wholly-owned subsidiary of Eli Lilly) ("HRT") to design and develop the Company's EchoMark and EchoEye systems for use with HRT's Cardiac Electrophysiology Products. As part of this agreement, HRT paid the Company a $250,000 nonrefundable license fee. The development and license agreement requires HRT to pay royalties based upon net sales of these products developed by the Company in the future, if any. There were no royalties required to be paid to the
         Company through January, 1996 in accordance with the terms of this agreement. In January 1996, the Company entered into an agreement to repurchase, for $575,000, certain technology rights. Of such amount, $500,000 was paid from proceeds of the initial public offering and $75,000 was reflected as a capital contribution. The Company recognized a $575,000 charge to operations relating to this agreement to repurchase.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (8) Development and License Agreements, cont.

       On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard to develop the Company's Colormark(R) system for use with Bard's automated core biopsy products and supply Bard with the developed products based upon Bard purchase orders subject to minimum purchase requirements. The agreement requires Bard to pay royalties based upon royalty sales, as defined, of these products developed by the Company in the future, if any.

       The agreement also provides for a nonexclusive worldwide right by Bard to distribute a certain electronic driver box manufactured by the Company which would be used in conjunction with the developed products.

       Bard funded $25,000 of the research and development program for the purpose of developing prototypes of the developed products in order for Bard to conduct clinical studies of the developed product. In addition, Bard provided the Company $540,000 of cash in exchange for a secured note in order to assist the Company in its manufacturing obligations (note 5).

       This development, supply and license agreement terminates upon the later of five years or the last expiration of all the Company's patent rights covering the developed products.

 (9) Income Taxes

       As of August 31, 1996, the Company has available net operating loss carryforwards of approximately $7,716,000 for income tax reporting purposes, which are available to offset future Federal and state taxable income, if any, through 2011 and 2003, respectively. The Company also has research and development tax credit carryforwards of approximately $207,000 for Federal income tax purposes which are available to reduce Federal income taxes, if any, through 2010. As a result of the initial public offering and private placements of stock in 1996, the Company experienced an ownership change as defined by rules enacted with the Tax Reform Act of 1986. Accordingly, the Company's ability to use its net operating loss carryforwards may be subject to certain limitations.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

 (9) Income Taxes, cont.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 31, 1996 are presented below:

     Deferred tax assets:

         Net operating loss carryforward                      $ 3,086,502

         Tax credit carryforward                                  206,913

         Accrued expenses                                          23,475

         Inventory                                                 30,381

         Technology rights                                        221,056
                                                              -----------
            Total gross deferred tax assets                     3,568,327

     Less valuation allowance                                  (3,559,046)
                                                              -----------
            Net deferred tax assets                                 9,281

     Deferred tax liabilities:

         Furniture, equipment and leasehold improvement,
            primarily due to differences in depreciation            9,281
                                                              -----------

            Total gross deferred tax liabilities                    9,281

            Net deferred tax liability                        $      --





       The valuation allowance for deferred tax assets as of September 1, 1995 was $2,233,203. The net change in the total valuation allowance for the year ended August 31, 1996 was an increase of $1,325,843.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

(10) Related Party Transactions

       During each of the years  ended  August 31,  1995 and 1996,  the  Company incurred $25,000 and $46,500, respectively of management and administrative services from the parent company of a common stockholder. These services relate to the Series A convertible preferred stock sale (note 7), deferred offering costs and period expenses and amounted to none, $10,000 and $15,000, respectively in 1995 and $15,000, none and $31,500, respectively in 1996. Management believes that the expenses charged approximate those that would have been charged by unrelated parties performing similar services.

       The Company also had several transactions with two of its partners while the Company was in its partnership form. These transactions included acquisition of equipment, assumption of capital lease obligations and marketing, general and administrative and research and development expenses. There were no such transactions during the years ended August 31, 1995 and 1996.

       Since  June  1991,   the  President  of  one  of  the  Company's   common
         stockholders has been performing accounting services for the Company. The cost of such services has been billed from the common stockholder to the Company and aggregated $60,426, none and $266,476 during the years ended August 31, 1995 and 1996 and the period February 14, 1990 (date of inception) through August 31, 1996, respectively.

       Since February 14, 1990 (date of inception) and through August 31, 1996, related party charges for marketing, general and administrative and research and development expenses amounted to $1,466,950. Management believes that the expenses charged approximate those that would have been charged by unrelated parties performing similar services.

(11) Profit Sharing 401(k) Plan

       In February, 1996, the Company established its own 401(k) Plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees compensation. The Company contributed $5,950 to the plan in 1996.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

(11) Profit Sharing 401(k) Plan, cont.

       The Company previously participated in a 401(k) Plan of the parent company of a common stockholder which covered substantially all employees. All eligible employees could elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. Prior to October 1, 1991, the Company contributed 15% of the employee contributions. Effective October 1, 1991, the parent company of a common stockholder amended the 401(k) Plan which required the Company to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees compensation. The Company contributed $7,165, $1,574 and $31,127 to the 401 (k) Plan in 1994, 1995 and the
          period from February 14, 1990 (date of inception) to August 31, 1996, respectively.

       During 1995, the Company discontinued participation in the 401(k) Plan of the parent company after having satisfied its contribution obligation to the aforementioned Plan.

(12) Commitments and Contingencies

       The Company leases office and laboratory facilities, equipment and vehicles under various noncancellable operating lease arrangements. Future minimum rental commitments required by such leases as of August 31, 1996 are as follows:

                    1997                   $     235,856
                    1998                         233,695
                    1999                         299,146
                    2000                         299,146
                    2001                         299,146
                                             -----------
                                           $   1,366,989


       Rental expense aggregated $216,356 in 1995, $280,732 in 1996 and $901,711 during the period February 14, 1990 (date of inception) to August 31, 1996.

       The Company is currently involved in litigation pertaining to the payment of a finders fee in the amount of $125,000 related to the Eli Lilly stock sale (note 7). The Company is planning to defend this case vigorously and believes that the resolution of this matter will not have a significant adverse impact upon the financial position of the Company.

                                                                     (Continued)

                                 ECHOCATH, INC.
                           (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

(12) Commitments and Contingencies, cont.

       In March 1992,  the Company  ceased  operations  at a leased  facility in
         North Brunswick, New Jersey that it shared with one of its stockholders, Ultramed, Inc. Based on a site inspection by an environmental consultant, it appears that the only areas of significant environmental concern which may have existed were associated with a septic system and underground storage tank utilized by the Company and other tenants at the site. The Company was advised by counsel that, at the time of such cessation, notice to the State of New Jersey Department of Environmental Protection and Energy of this cessation of operations should have been filed and potential areas of environmental concern, if any, addressed pursuant to the New Jersey Industrial Site Recovery Act. The Company subsequently filed such a notice, and, in April 1993, the Company received a negative declaration from the New Jersey Department of Environmental Protection and Energy for its former facility. Under the relevant environmental statute, the owner of the property also was obligated to notify the New Jersey Department of Environmental Protection and Energy and to take such further action as may be required.

       The Company believes that it has no liability with respect to any environmental damage found at its former facility.

(13) Stock Option Plan

       On August 24, 1995,  the  Company  adopted a stock  option plan (the 1995
         Option Plan) which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The total number of Class A common stock shares eligible for grant under the new stock option plan is 220,000 shares.

       A summary of activity  under the 1995  Option  Plan for the years  ending
         August 31, 1995 and 1996 are as follows:

                                                                       COMMON STOCK
                                                                    OPTIONS OUTSTANDING
                                                           ------------------------------------
                                                               SHARES         PRICE PER SHARE
                                                            ------------     -----------------
Balance, August 31, 1995                                           --
Granted                                                       150,000              5.00
Exercised                                                          --                --
Cancelled                                                          --                --
                                                              -------
Balance, August 31, 1996                                      150,000              5.00
                                                              =======
Shares exercisable at August 31, 1996                          42,000              5.00
                                                              =======


                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

(14) Accrued Expenses

       Accrued expenses consist of the following components as of August 31, 1996:

          Professional fees                    $184,422

          Payroll and benefits                   82,220

          Rent                                   60,464

          Interest                               25,180
                                               ---------
                                               $352,286
                                               =========
                                                                     (Continued)


(15) Alliance Agreement

       On August 10, 1994, the Company  entered into an agreement  with Alliance
         Partners ("Alliance") which provided for the sale of between 15% and 45% of the Company's Class B common stock to Alliance in exchange for $425,000 in cash to be paid in installments, the assumption by Alliance of a guarantee of outstanding borrowings under a bank demand note payable in the amount of $750,000, and Alliance's undertaking to invest or cause to be invested an additional $5,750,000 through a private placement or public offering of not greater than 40% of the Company's Class A common stock plus Alliance arranging unsecured bridge loan financing for the Company to be provided through an underwriter in an amount of not less than $1,000,000. In the event that the total financing provided by and arranged by Alliance was less than $7,000,000 at the end of the six-month period after the closing of the private placement or public offering, then Alliance was obligated to return to the Company a pro rata portion of the Company's common stock owned by Alliance equal to the difference between $7,000,000 and the amount of financing actually invested in the Company. However, in no event shall Alliance receive less than 10% of the outstanding common stock of the Company.

       As of January, 1996, the Company had received $1,050,368 in cash from Alliance under this agreement. The agreement included an additional capital contribution of $75,000 as the result of a repurchase agreement for certain technology rights for $575,000 of which $500,000 was paid from the proceeds of the offering and $75,000 was paid by the Alliance. The Company charged $575,000 to operations relating to the agreement.

       Amendment to Alliance agreement:

         On July 7, 1995,  the Company  entered  into an  agreement to amend its previously existing agreement with Alliance. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full August 1995. The payment of such indebtedness is to be treated as a capital contribution; however, if 75% of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. In addition, the new agreement provides that funds previously advanced to the Company by the partners of Alliance (aggregating $1,050,368 as of January, 1996) are to be treated as permanent capital. On September 7, 1995, the Partners of Alliance and certain other entities and individuals received 525,000 shares of Class B common stock pursuant to this agreement.

                                                                     (Continued)

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, Continued

(15) Alliance Agreement, cont.

       On July 14, 1995, Alliance and the Company entered into another agreement whereby Alliance agreed to advance the Company up to an additional $200,000 if certain events had not occurred by certain dates. Such advances are treated as loans and aggregated $120,000 as of August 31, 1995. These loans were repaid in September 1995.

       One partner of Alliance is also a partner in a law firm that assisted the Company with its bridge financing and initial public offering. Such partner became a director of the Company in August 1995.

(16) Liquidity and operating matters

       The Company's operations have not generated significant revenues to date.
         The Company has incurred substantial losses since inception in 1990 and expects that losses will continue in the foreseeable future. Also since inception, the Company's efforts have been principally devoted to research and development activities and raising capital. The Company is attempting to reduce operating losses in the future by obtaining contractual business arrangements to license the Company's currently developed technology to outside third parties and intends to focus its efforts on marketing and sales of various products in fiscal 1997. The Company will also continue preclinical testing, and if successful, begin clinical testing of proposed products in fiscal 1997. The Company also intends to seek the requisite regulatory approvals for certain of the proposed products during fiscal 1997. The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain products, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1997. The Company also believes that additional cash resources should be available either through financing provided by the completion of license agreements and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or realize profitable sales following December 31, 1997. The Company may well need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the company. There can be no assurance that the Company will be able to obtain financing from other sources on acceptable terms.

(17) Bridge Financing

       In September   1995, the  Company   completed  a  private   placement  of
         $1,000,000 principal amount of promissory notes and 500,000 warrants which raised gross proceeds of $1,000,000 (the Bridge financing). The promissory notes bear interest at 10% per annum, the Bridge Loan and the accrued interest were paid from the proceeds of the initial public offering. The warrants allow their holders to purchase an aggregate of 500,000 shares of Class A common stock at an exercise price of $3.00 per share and converted upon the closing of the Offering into warrants identical to the Class A warrants issued in the Offering.

       The proceeds from the Bridge financing were allocated between the promissory notes and the warrants. The difference of $25,000 between the principal amount of the promissory notes and the amount allocated was charged to operations during the year ending August 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers are as follows:


                   NAME                     AGE             POSITION WITH THE COMPANY
------------------------------------------  ---      ---------------------------------------------------
Frank A. DeBernardis(1)....................  54      Chief Executive Officer, President and Director

                                                     Executive Vice President, Director of Research and
David Vilkomerson..........................  55      Development, Assistant Secretary and Director
Terence D. Wall(1).........................  54      Co-Chairman of the Board of Directors
Daniel M. Mulvena(1)(3)....................  48      Co-Chairman of the Board of Directors
Anthony J. Dimun(2)........................  53      Director
Irwin M. Rosenthal(3)......................  68      Secretary and Director
Herbert Moskowitz(1)(2)....................  54      Director



---------------


(1)    Member of the Executive Committee.
(2)    Member of the Compensation and Stock Option Committee.
(3)    Member of the Audit Committee.

     Frank A. DeBernardis has served as Chief Executive Officer, President and a director of the Company since its inception. From 1989 to 1992, Mr. DeBernardis served as President and was the sole stockholder of Implemed, Inc., a privately-held corporation which provided consulting services in the area of medical device manufacturing ("Implemed"). From July 1984 to December 1988, Mr. DeBernardis served as Executive Vice President of ElectroCatheter Corporation, a publicly-traded corporation which is an electrophysiology catheter supplier. Mr. DeBernardis was honored in June 1993 as the Entrepreneur of the Year in Life Sciences for the New Jersey region by Merrill Lynch, Inc. Magazine and Ernst & Young for his work with the Company. Mr. DeBernardis is a founder of the American College of Physician Inventors.

     David Vilkomerson, PhD., has served as Executive Vice President, Vice President Research and Development, Assistant Secretary and a director of the Company since its inception. Dr. Vilkomerson is a founder of Ultramed and served as President and Chairman of the Board of Ultramed from March 1982 to September 1992. From September 1977 to February 1982, Dr. Vilkomerson served in various capacities including as the Research Director and the Managing Director of the Special Research Group of Technicare Corporation, a subsidiary of Johnson & Johnson Incorporated, where he guided the development and manufacturing of an ultrasonic breast imaging system. Dr. Vilkomerson has authored or coauthored approximately 30 technical papers and received over 25 United States patents.

     Terence D. Wall served as Chairman of the Board of Directors of the Company from inception to August 1995, and currently serves as Co-Chairman of the Board. Mr. Wall is the founder of, and since 1972 has served as the President, Chief Executive Officer and a director of, Vital Signs, Inc., a publicly traded corporation ("Vital Signs"). Vital Signs and its subsidiaries design, manufacture and market single-patient use medical products for anesthesia and respiratory purposes and disposable medical products used in critical patient care. Mr. Wall serves on the board of directors of certain other privately-held health care businesses, and he is a director of Exogen, Inc., a publicly-traded corporation.

     Daniel M. Mulvena has served as Co-Chairman of the Board of Directors since August 1995. Mr. Mulvena is President of Commodore Associates, a private firm providing consulting services. Mr. Mulvena served as Vice-President and General

Manager of the Mansfield Division of Boston Scientific Corporation, a publicly-traded corporation which manufactures and sells minimally invasive medical products ("BSC"), beginning in February 1992. Mr. Mulvena left BSC in April 1995 as Group Vice President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of BSC. From August 1989 through October 1991, Mr. Mulvena was Chairman, President and Chief Executive Officer of Lithox Systems, Inc., a developer and manufacturer of medical devices and from October 1991 through February 1992 was a consultant to Lithox Systems, Inc. On January 20, 1992, Lithox System, Inc. filed a petition under Chapter 7 of the United States Bankruptcy Code. From 1980 to August 1989, Mr. Mulvena served in various executive capacities with Bard Implants and Bard Cardiosurgery, all divisions of Bard a leading worldwide manufacture of medical devices. Mr. Mulvena formerly served as Vice Chairman of the Board of Directors of Life Medical Sciences, Inc. ("Life Medical"), a corporation engaged in the research and development of technologies for use in medical applications, from July 1992 to May 1995. Mr. Mulvena serves on the boards of several privately-held companies.

     Anthony J. Dimun has served as a director of the Company since inception, served as Secretary of the Company until August 1995 and served as a Vice President and Treasurer of the Company until November 1996. Mr. Dimun has been a certified public accountant since 1968. Mr. Dimun has served as the Chief Financial Officer and Executive Vice President of Vital Signs since March 1991, its Secretary and Treasurer since December 1991, and as a director since August 1987. From July 1989 through February 1991, he served as Senior Vice President of First Atlantic Capital Ltd., a United States affiliate of an international merchant banking group. Since January 1988, he has been a principal of Strategic Concepts, Inc., a financial and acquisition advisory firm. From 1978 until August 1987, he was a partner in the accounting firm of Goldstein Golub Kessler & Company, P.C.

     Irwin M. Rosenthal has served as a director of the Company since August 1995 and as Secretary of the Company since September 1995. Mr. Rosenthal is a co-founder of Life Medical, and has served as Secretary, Treasurer and a director of Life Medical since its inception in 1990. Mr. Rosenthal is an attorney and since 1960 has specialized in securities law. He is currently a senior partner at Rubin Baum Levin Constant & Friedman. From January 1990 to November 1991, Mr. Rosenthal was a senior partner at Baer, Marks and Upham and prior thereto he was an attorney at various other law firms. Mr. Rosenthal serves as Secretary and as a director of Magar Inc. a private investment firm ("Magar"), of which he is a principal stockholder. He is also a director of Magna-Lab, Inc., a publicly-traded medical technology company ("Magna-Lab"), and Symbollon Corporation, a publicly-traded chemical and medical technology company ("Symbollon"), and is a general partner of Alliance which is a partnership which invests in companies and may take on a management role in such companies. See "Certain Transactions."

     Dr. Herbert Moskowitz has served as a director of the Company since August 1995. Dr. Moskowitz, a former practicing dentist, has been the Chairman of the Board of Life Medical since August 1990, and served as its Chief Executive Officer from August 1990 to March 1993 and from December 1994 to May 1996. From 1986 to June 1990, he served in various capacities, including Chairman of the Board, Chief Executive Officer and President of Advanced Tissue Sciences, Inc., a publicly-traded company engaged in the growth of human organ tissue for potential therapeutic and laboratory applications. Dr. Moskowitz is also President and a director of Magar. Dr. Moskowitz is a general partner of Alliance. See "Certain Transactions."

     Messrs. DeBernardis, Wall and Dimun, Dr. Vilkomerson, Cathtech Corp., a privately-held corporation and wholly-owned subsidiary of Vital Signs ( "Cathtech"), Implemed and Ultramed, may be deemed founders or promoters of the Company.

     All directors of the Company are elected by the stockholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal.

     The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 for each of Messrs. DeBernardis and Dr. Vilkomerson naming the Company as beneficiary under such policies. The Company has agreed to maintain such policies in force for a minimum period of three years from the date of the Offering or the respective terms of the employment agreements between the Company and such officers, whichever period is longer.

BOARD COMMITTEES

     The Company has established an Executive Committee, a Compensation and Stock Option Committee, and an Audit Committee. The Executive Committee, consisting of Messrs. DeBernardis, Wall, Mulvena, and Moskowitz, exercises all the power and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law.

     The Compensation and Stock Option Committee, consisting of Anthony Dimun and Dr. Herbert Moskowitz, makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees and others, administers the Company's Option Plan and determines the officers, key employees and others to be granted options under the Option Plan and the number of shares subject to such options.

     The Audit Committee, consisting of Daniel Mulvena and Irwin Rosenthal, reviews the engagement of the Company's independent accountants and the independence of the accounting firm, the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures.

KEY PERSONNEL

     The Company's Key Personnel are as follows:

     Bayard Gardineer, (66), Vice-President of Engineering--Mr. Gardineer has been Vice-President of Engineering at the Company since September 1992. Prior to that he was a Vice President of Ultramed from 1982 to 1992. Mr. Gardineer, a graduate of Massachusetts Institute of Technology, has over 40 years experience in mechanical design and production, primarily with International Business Machine and Johnson & Johnson. He has been granted numerous patents.

     David Lyons, (48), Manager, Electronic R&D--Since 1991, Mr. Lyon has been responsible for the Company's design and development of electronics and software related to real-time three dimensional ultrasound imaging, ultrasound beacon systems, Doppler blood flow velocity measurement, and Doppler DSP methods. Prior to that time, since 1988, Mr. Lyons worked for Ultramed where he conducted similar design and development research.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     The Company's Certificate of Incorporation contains provisions to indemnify its directors and officers to the fullest extent permitted by New Jersey law, and also includes provisions to eliminate the personal liability of its directors and officers to the Company and its stockholders to the fullest extent permitted by New Jersey law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (i) breaches of such person's duty of loyalty, (ii) those instances where such person is found not to have acted in good faith and (iii) those instances where such person received an improper personal benefit as the result of such breach.

     The Company's bylaws provide that the Company may indemnify any person, including officers and directors, with regard to any action or proceeding to the fullest extent permitted under New Jersey law.

     The Company has entered into Indemnification Agreements ("Indemnification Agreements") with each of its directors and officers. Each Indemnification Agreement provides that the Company will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with any civil or criminal action or administrative proceeding arising out of his or her performance of his or her duties as a director or officer, other than an action instituted by the director or officer. Such indemnification is available if the indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. Each Indemnification Agreement also requires that the Company indemnify the director or other party thereto in all cases to the fullest extent permitted by applicable law.

     Each Indemnification Agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under such Indemnification Agreement and require that the Company indemnify the director or other party thereto in all cases to the fullest extent permitted by applicable law. The Company has directors' and officers' liability insurance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Certain officers, directors and/or principal stockholders of the Company filed their Form 3 filings several days late following the effective date of the Offering. The Company is not aware of any other late filings pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended August 31, 1996, 1995 and 1994 to Frank A. DeBernardis, the Company's Chief Executive Officer, and to David Vilkomerson, the Company's Executive Vice President (the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended August 31, 1996, 1995 and 1994.

                                                                ANNUAL COMPENSATION
NAME AND PRINCIPAL CAPACITIES IN WHICH SERVED          YEAR         ANNUAL SALARY      BONUS
----------------------------------------------         ----         -------------    ---------
Frank A. DeBernardis............................       1996           $151,000(1)    $     0
       Chief Executive Officer                         1995             76,000        25,000
                                                       1994             98,854        25,000

David Vilkomerson...............................       1996           $151,000(1)    $      0
       Executive Vice President                        1995             76,000         25,000
                                                       1994             98,854         25,000


---------------


(1)    Includes $26,000 of back pay.

STOCK OPTION TABLES

     STOCK OPTIONS GRANTED IN FISCAL 1996 The following table sets forth information concerning individual grants of stock options made by the Company during the fiscal year ended August 31, 1996, to each of the Named Executive Officers.


                                                                 INDIVIDUAL GRANTS
                                          -----------------------------------------------------------------------
                                                          PERCENT OF TOTAL
                                            NUMBER OF     OPTIONS GRANTED
                                           SECURITIES     TO EMPLOYEES IN
                                           UNDERLYING       FISCAL YEAR      EXERCISE OR BASE
NAME                                      OPTIONS GRANTED      1996(1)        PRICE (PER SHARE)   EXPIRATION DATE
----                                      ---------------  ----------------  ------------------   ---------------
Frank A. DeBernardis.....................      20,000          13.4                $5.00           January 2001
  Chief Executive Officer

David Vilkomerson........................      90,000          60.0                $5.00           January 2001
  Executive Vice President



---------------

(1) In fiscal 1996, the Company granted a total of 150,000 options under the Option Plan. Such number was used in calculating the percentages above.


     AGGREGATED OPTION EXERCISES The following table sets forth information (on an aggregate basis) concerning each exercise of stock options during the fiscal year ended August 31, 1996 by each of the Named Executive Officers and the final year-end value of unexercised options.



                                                             NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED "IN-THE-
                                                              UNEXERCISED OPTIONS AT FISCAL      MONEY" OPTIONS AT FISCAL YEAR-
                                                                    YEAR-END                                END(2)
                                SHARES ACQUIRED      VALUE   ------------------------------    ------------------------------
                                  ON EXERCISE(1)   REALIZED  EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                                ----------------   --------  -----------      -------------     -----------     -------------
Frank DeBernardis............         0                0       4,000            16,000             0               0
  Chief Executive Officer

David Vilkomerson............         0                0      30,000            60,000             0               0
  Executive Vice President




---------------

(1) As of the date of this Report, none of the Named Executive Officers have exercised any of their options.
(2) Options are "in-the-money" at the fiscal year-end if the fair market vale of the underlying securities on such date exceeds the exercise or base price of the option. The last sales price of the securities underlying the options on August 31, 1996, was $4.25 per share, and the exercise price of the applicable options is $5.00 per share.

COMPENSATION OF DIRECTORS

     The Company pays all outside directors $500 for each board or committee meeting attended. Outside directors may also be reimbursed for expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors.

     In January 1996, the Company granted to each of Dr. Vilkomerson and Messrs. DeBernardis and Mulvena options under the Option Plan to acquire up to 90,000, 20,000, and 20,000 shares of Class A Common Stock, respectively, at an exercise price of $5.00 per share. Dr. Vilkomerson's options vest in three equal annual installments commencing on the date of grant. Messrs. DeBernardis' and Mulvena's options vest in five equal annual installments commencing on the date of grant. All of such options are exercisable for a period of five years following the date of vesting.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Frank DeBernardis, to serve as President and Chief Executive Officer of the Company, and Dr. David Vilkomerson, to serve as Executive Vice President and Director of Research and Development of the Company. Each agreement is for a 13 month period, and each expires on January 23, 1997. Under the agreements, Mr. DeBernardis and Dr. Vilkomerson each receive a base salary of $125,000.

     The employment agreements with each of Mr. DeBernardis and Dr. Vilkomerson provide that each such agreement may be terminated by the Company only if such executive officer has materially breached his obligations under the agreement, engaged in willful misconduct against the Company or is found guilty of a felony by a court of competent jurisdiction which, in the discretion of the Board of Directors, will interfere with the performance of such executive officer's duties and responsibilities or will materially adversely affect the Company. The agreements also contain confidentiality and non-competition provisions. Upon expiration of their current employment agreements, it is anticipated that each of Mr. DeBernardis and Dr. Vilkomerson will enter into new employment agreements with the Company.

     The Company and Mr. Mulvena have entered into a consulting agreement pursuant to which Mr. Mulvena provides consulting services to the Company from July 1, 1995 through June 30, 1997 for, up to 27 days per quarter at a rate of $1,000 per day. The agreement also provides for Mr. Mulvena to be reimbursed for his reasonable expenses, to be provided with Company benefits and also contains confidentiality and non-compete provisions.

OPTION PLAN

     In August 1995, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the grant of incentive stock Option ("ISOs") (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ( "NQSOs") to certain directors, officers and employees of the Company. The Option Plan further provides for the grant of NQSOs and stock appreciation rights ("SARs") to directors, agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the Option Plan is to attract and retain employees, agents, consultants and directors. Options and SARs granted under the Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Class A Common Stock with respect to which options and SARs will be granted under the Option Plan is 220,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan.

     The Option Plan is administered by the Board of Directors of the Company which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQSOs or SARs, or a combination thereof, and the number of shares of Class A Common Stock to be subject to such options or SARs. The Board of Directors of the Company may, in its discretion, delegate its power, duties and responsibilities under the Option Plan to a committee consisting of two or more directors who are "disinterested persons" within the meaning of Rule 16b-3 promulgated under the Exchange Act. The Compensation and Stock Option Committee, which is responsible for administering the Option Plan, is composed of Anthony Dimun and Dr. Herbert Moskowitz. The exercise price of options granted under the Plan shall not be less than the fair market value per share on the date of grant, as determined by the Board of Directors.

     The Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $ 100,000, the ISO will be treated as a NQSO. In addition, if an optionee owns more than 10% of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the option cannot exceed five years.

     In January 1996, the Company granted to each of Dr. Vilkomerson, Frank DeBernardis, and Daniel Mulvena, directors of the Company, and Dr. Abbott, and Dr. Isselbacher, Medical Advisors of the Company, options to purchase, up to 90,000, 20,000, 20,000, 10,000, and 10,000 shares of Class A Common Stock, respectively, at an exercise price of $5.00 per share.

PROFIT SHARING 401(K) PLAN

     In February 1996, the Company established a 401(k) plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees compensation. The Company contributed approximately $6,000 to the plan in 1996.

     The Company previously participated in a 401(k) Plan of the parent company of a common stockholder which covered substantially all employees. The Company contributed $1,574 and $31,127 to such plan in 1995 and the period from February 14, 1990 (date of inception) to August 31, 1995, respectively. During 1995, the Company discontinued participation in such plan after having satisfied its contribution obligation such plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 12, 1996, certain information as to the stock ownership of (i) each of the Company's directors and executive officers, (ii) directors and executive officers as a group and (iii) all persons known by the Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company.

                                          NUMBER OF SHARES OF
           NAME AND ADDRESS OF               COMMON STOCK             PERCENTAGE OWNERSHIP OF ALL       PERCENT OF VOTING
            BENEFICIAL OWNER             BENEFICIALLY OWNED(1)(2)(3)   COMMON STOCK OUTSTANDING             POWER
-------------------------------------    ---------------------------  ---------------------------       -----------------

Terence D. Wall(4)......................        451,560                         15.6%                        25.4%
  c/o Vital Signs, Inc.
  20 Campus Road
  Totowa, New Jersey 07512

Vital Signs, Inc.(5)....................        311,953                         10.8%                        17.5%
  20 Campus Road
  Totowa, New Jersey 07512


                                          NUMBER OF SHARES OF
           NAME AND ADDRESS OF               COMMON STOCK             PERCENTAGE OWNERSHIP OF ALL       PERCENT OF VOTING
            BENEFICIAL OWNER             BENEFICIALLY OWNED(1)(2)(3)   COMMON STOCK OUTSTANDING             POWER
-------------------------------------    ---------------------------  ---------------------------       -----------------


Cathtech Corp.(5) ......................        311,953                         10.8%                        17.5%
  c/o Vital Signs, Inc.
  20 Campus Road
  Totowa, New Jersey 07512

Anthony Dimun(6) .......................          4,366                           .2%                          .2%
  c/o Vital Signs, Inc.
  20 Campus Road
  Totowa, New Jersey 07512

Ultramed, Inc.(7) ......................        239,784                          8.3%                        13.5%
  c/o Frank Joworisak
  Echocath, Inc.
  P.O. Box 7224
  Princeton, New Jersey  08543

David Vilkomerson(8) ...................         44,068                          1.5%                         1.1%
  c/o Echocath, Inc.
  P.O. Box 7224
  Princeton, New Jersey 08543

Frank DeBernardis(9) ...................         44,342                          1.5%                         2.3%
  c/o Echocath, Inc.
  P.O. Box 7224
  Princeton, New Jersey 08543

Guidant Corporation ....................         95,400                          3.3%                         5.4%
  111 Monument Circle
  Suite 2900
  Indianapolis, IN 46204
  Attn: General Counsel

Herbert Moskowitz(10) ..................         78,750                          2.7%                         4.4%
  c/o Irwin Rosenthal
  30 Rockefeller Plaza
  29th Floor
  New York, New York  10112

Irwin M. Rosenthal(10) .................         78,750                          2.7%                         4.4%
  c/o Irwin Rosenthal
  30 Rockefeller Plaza
  29th Floor
  New York, New York  10112

Marathon Investments, L.L.C ............        187,778                          6.5%                        10.5%
  c/o Cindy May
  Saginaw Control and Engineering
  95 Midland Road
  Saginaw, MI 48603

Daniel M. Mulvena(11) ..................          4,000                           .1%                       .04%
  6 Fuller Lane
  Marblehead, Mass 01945

Bradley Resources Corporation ..........         95,810                          3.3%                         5.4%
  107 John Street
  Southport, Ct. 06490

All executive officers and directors as
  a group (including nominees)
  (7 persons)(12) ......................        705,836                         24.0%                        37.8%



* Denotes less than 1%.

(1) Unless otherwise set forth herein, all shares set forth are shares of the Company's Class B Common Stock. The Class A Common Stock has one vote per share and the Class B Common Stock has five votes per share. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Certain holders have agreed that up to a portion of his or its shares of the Class B Common Stock are subject to transfer to the Company for no consideration upon the failure of certain conditions to occur by certain dates. So long as such shares are subject to such conditions, the holder may vote but not dispose of such shares.

(3) Does not include shares of Class A Common Stock underlying options not exercisable within 60 days following the date of this Prospectus.

(4) Mr. Wall is an officer, a director and a principal stockholder of Vital Signs and an officer and director of Cathtech. These shares include the 311,953 shares of Class B Common Stock owned by Cathtech.

(5) Cathtech, a wholly owned subsidiary of Vital Signs, is the beneficial owner of approximately 13% of the common stock of Ultramed. Vital Signs may be deemed to be a beneficial owner of the 311,953 shares of Class B Common Stock owned by Cathtech.

(6) Mr. Dimun is an officer and a director of Vital Signs and Cathtech. These shares do not include the 311,953 shares of Class B Common Stock owned by Cathtech, as to which Mr. Dimun disclaims beneficial ownership, since Mr. Dimun is not a principal stockholder of Vital Signs.

(7) A portion of the shares have been pledged to Vital Signs and a law firm as collateral for a loan and accounts payable, respectively. The pledgees disclaim beneficial ownership of such shares.

(8) Includes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 7,526 shares of Class B Common Stock, which options are exercisable within 60 days following the date of this Prospectus, and
       (ii) an option granted by the Company to Dr. Vilkomerson to purchase 60,000 shares of Class A Common Stock, which option is exercisable within 60 days following the date of this Prospectus. Excludes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 1,882 shares of Class B Common Stock of the Company, which options are not exercisable within 60 days following the date of this Prospectus, (ii) 239,784 shares of Class B Common Stock owned by Ultramed (of which he is an officer, director and approximately 13% stockholder), as to which Dr. Vilkomerson disclaims beneficial ownership and (iii) options to purchase 30,000 shares of Class A Common Stock which are not yet vested.

(9) Includes options granted by the Company to Mr. DeBernardis to purchase 8,000 shares of Class A Common Stock, which options are exercisable within 60 days following the date of this Prospectus. Excludes (i) 10,006 shares of Class B Common Stock held in a trust for the benefit of Mr. DeBernardis' children, as to which Mr. DeBernardis disclaims beneficial ownership and (ii) options to purchase 12,000 shares of Class A Common Stock which are not yet vested.

(10) Dr. Moskowitz and Mr. Rosenthal are each partners of Alliance, each holding a 50% ownership interest in such partnership.

(11) Includes options granted by the Company to Mr. Mulvena to purchase 8,000 shares of Class A Common Stock, which options are exercisable within 60 days following the date of this prospectus and excludes options to purchase 12,000 shares of Class A Common Stock which are not yet vested.

(12) Includes 76,000 Shares of Class A Common Stock and 7,526 shares of Class B Common Stock issuable upon exercise of options exercisable within 60 days from the date of this Prospectus. Excludes (i) 1,882 shares of Class B Common Stock underlying options that are not exercisable within 60 days from the date of this Prospectus and (ii) options to purchase 54,000 shares of Class A Common Stock which are not yet vested.

     Messrs. DeBernardis and Wall, Dr. Vilkomerson, Ultramed, Implemed and Cathtech may be deemed to be founders or promoters of the Company as that term is defined under the Securities Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since October 1, 1992, Vital Signs has provided certain management services to the Company and incurred certain out-of- pocket expenses on behalf of the Company. In January 1996, the Company paid Vital Signs approximately $82,000 for such services and costs incurred. Management believes that the fees incurred by the Company did not exceed fees that would have been charged by unrelated parties for similar services.

     In September 1992, the Company sold 95,400 shares of Class B Common Stock of the Company to Eli Lilly for $2,250,000. The investment was part of a strategic alliance between the Company and HRT, pursuant to which HRT and the Company entered into the HRT Agreement. In August 1995, Eli Lilly transferred its Class B Common Stock to Guidant Corporation. In January 1996, the Company entered into an agreement to repurchase its rights under the HRT Agreement from Guidant Corporation for $575,000. Of such amount, $75,000 was paid by Alliance.

     Pursuant to an agreement, dated July 7,1995, between Alliance and the Company (the "Alliance Agreement"), Alliance satisfied a bank loan of the Company in the principal amount of $750,000 and in exchange the Company agreed to repay Alliance if the Company receives at least $23,040,000 in gross proceeds from the exercise of the Class B Warrants.

     In November 1995, Alliance loaned the Company $100,000, which loan bore interest at a rate of 9% per annum and was repaid in January 1996.

     In January 1996, Alliance agreed to arrange for the payment of $75,000 by certain of the Company's existing stockholders in connection with the Company's repurchase of rights under the HRT Agreement. A portion of such payment was made by Alliance.

     Irwin M. Rosenthal and Herbert Moskowitz, directors of the Company, are partners of Alliance. Irwin M. Rosenthal is also a partner of Rubin Baum Levin Constant & Friedman, counsel to the Company. Other than Mr. Rosenthal, certain attorneys associated with such firm or their relatives own approximately 16,168 shares of Class B Common Stock of the Company and 50,000 Class A Warrants, which are exercisable into 50,000 shares of Class A Common Stock and 50,000 Class B Warrants which are exercisable into 50,000 shares of Class A Common Stock.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  Exhibits.

3.1    Restated Certificate of Incorporation of the Company.(1)
3.2    By-Laws of the Company.(1)
10.1   1995 Stock Option Plan of the Company.(1)
10.2 Form of Indemnification Agreement to be entered into between the Company and each officer and Director of the Company.(1)
10.3 Employment Agreement, dated as of June 11, 1991 between the Company and Frank DeBernardis, as extended and amended.(1)
10.4 Employment Agreement, dated as of June 11, 1991 between the Company and David Vilkomerson, as extended and amended.(1)
10.5 Letter Agreement, dated as of May 12,1995, between the Company and Daniel Mulvena.(1)
10.6 Form of Medical Advisory Agreement between the Company and Dr. Kurt Isselbacher.(1)
10.7   Form of Consulting Agreement between the Company and Daniel Mulvena(1)
10.8 Patent Assignment dated as of 10/30/92 from Catheter Technology to the EchoCath, Ltd.(1)
10.9   Patent  Assignment  dated  as  of  10/30/92  from  EchoCath  Ltd  to  the
       Company.(1)
10.10  Patent  Assignment  dated  as of  11/17/92  from  EchoCath  Ltd.  to  the
       Company.(1)
10.11 Development and Licensing Agreement between Heart Rhythm Technologies, Inc. and the Company effective as of September 21, 1992.(1)
10.12 Stock Purchase Agreement effective as of September 21,1992 between the Company and Eli Lilly and Company.(1)
10.13 Development, Supply and License Agreement dated September 24, 1993 between the Company and Bard Radiology, C.R. Bard, Inc., as amended.(1)
10.14 Lease Agreement dated as of November 22, 1991 between BGS Realty and EchoCath Ltd.(1)
10.15 Agreement dated as of July 7, 1995 between the Company and Alliance Partners.(1)
10.16 Agreement dated as of July 14, 1995 between the Company and Alliance Partners.(1)
10.17 Agreement dated as of November 30, 1995 among Echocath, Inc. Guidant Corporation and Heart Rhythm Technologies, Inc.(1)
10.18 Agreement dated as of January 3,1996 among the Company, Guidant Corporation and Heart Rhythm Technologies, Inc.(1)
10.19 Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer & Trust Company, including forms of Class A and Class B Warrant Certificates.(1)
10.20 Form of Stock Restriction Agreement among the Company, certain holders of the Class B Common Stock and D.H. Blair Investment Banking Corp.(1)
10.21 Second Amendment to Lease effective April 1, 1996 between the Company and BGS Realty.
21     Subsidaries of the Company.(1)
24     Power of Attorney (included in signature page hereto).
27     Financial Data Schedule.

---------------


(1) Incorporated by reference to Registrant's Registration Statement on form SB-2 (Reg. No. 33-97688) which was declared effective by the Securities and Exchange Commission on January 17, 1996.

(b)    Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ECHOCATH, INC.



                             By:    /s/ Frank A. DeBernardis
                                 _______________________________________________
                                 Frank A. DeBernardis, Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

                             December 12, 1996

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Frank A. DeBernardis and David Vilkomerson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.


            Signature                            Title                                    Date
            ---------                            -----                                    ----


    /s/ Frank A. DeBernardis     Chief Executive Officer and President               December 12, 1996
-------------------------------- (principal executive officer and principal
      Frank A. DeBernardis       financial and accounting officer)


      /s/ David Vilkomerson      Executive Vice President and Director               December 12, 1996
--------------------------------
        David Vilkomerson


                                 Co-Chairman of the Board                            December 12, 1996
--------------------------------
         Terence D. Wall


                                 Treasurer and Director                              December 12, 1996
--------------------------------
        Anthony J. Dimun


      /s/ Herbert Moskowitz      Director                                            December 12, 1996
--------------------------------
        Herbert Moskowitz

     /s/ Irwin M. Rosenthal      Secretary and Director                              December 12, 1996
--------------------------------
       Irwin M. Rosenthal


      /s/ Daniel M. Mulvena      Co-Chairman of the Board                            December 12, 1996
--------------------------------
        Daniel M. Mulvena



                     STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as......................(TM)
The registered trademark symbol shall be expressed as...........(R)
The division symbol shall be expressed as.......................[div]