Form 10QSB
period 1996-11-30
ECHOCATH INC
filed 1997-01-21
CIK 1000926

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

               OR

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        Commission File Number :            0-27380
          ECHOCATH, INC.
          ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

              New Jersey                                   22-3273101
---------------------------------------          -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Incorporation
         or Organization)                               Identification No.)

        P.O. Box 7224, Princeton, NJ                        08543
---------------------------------------          -------------------------------
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

                        YES         X        NO
                                  ------              ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
CLASS OF COMMON EQUITY                           OUTSTANDING AT JANUARY 13, 1996
Class A Common Stock (No Par Value)                                    1,610,000
Class B Common Stock (No Par Value)                                    1,500,000

Transitional Small Business Disclosure Format (check one)

                        YES                   NO      X
                               ------               -----

                          PART 1: FINANCIAL INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

<CAPTION
Item 1:       Financial Statements                                        Page
Balance Sheets,
August 31, 1996 and November 30, 1996 (Unaudited)                         3

Statements of Operations for the three months ended
November 30, 1995 (Unaudited), and November 30, 1996 (Unaudited)          4

Statements of Cash Flows for the three months ended November 30, 1995
(Unaudited), and November 30, 1996 (Unaudited and for the period from
February 14, 1990 (date of inception) to
November 30, 1996 (Unaudited)                                             5 & 6
Notes to Financial Statements and Exhibits                                7

Item 2 :       Management's Discussion and Analysis and
Reports on Form 8-K                                                       8 & 9

Signatures                                                                10


                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS

                                                                August 31, 1996  November 30, 1996
                                                                ---------------  -----------------
                                                                                       (Unaudited)
Current assets :
    Cash and cash equivalents                                     $ 2,387,691        $ 1,466,069
    Trade receivable                                                    6,125             ------
    Shareholder advance                                               101,899            101,899
    Inventory                                                         141,903            197,644
    Prepaid expenses                                                  150,288            140,506
                                                                  -----------        -----------
                  Total current assets                              2,787,906          1,906,118
    Furniture, equipment and leasehold improvements, net              254,604            302,710
    Intangible assets, net                                            228,912            231,014
    Other assets                                                       29,862             29,686
                                                                  -----------        -----------
                                                                  $ 3,301,284        $ 2,469,528
                                                                  ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                              $   149,175        $   101,251
    Accrued expenses                                                  352,286            285,314
    Obligations under capital leases, current portion                  23,015             22,701
                                                                  -----------        -----------
                  Total current liabilities                           524,476            409,266
 Obligations under capital leases                                      55,191             48,201
 Note payable                                                         540,000            540,000
 Other liabilities                                                     63,594             73,980
                                                                  -----------        -----------
                  Total liabilities                                 1,183,261          1,071,447
                                                                  -----------        -----------
 Capital contribution subject to repayment                            750,000            750,000
                                                                  -----------        -----------
 Stockholders' equity :
    Preferred stock, no par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                ------              ------
    Class A common stock, no par value, 18,500,000 shares
    authorized;
      1,610,000 issued and outstanding                              6,211,661          6,197,823
    Class B common stock, no par value, 1,500,000 shares
    authorized;
      1,500,000 shares issued and outstanding, convertible
      into one share of Class A common stock                        3,348,470          3,348,470
    Deficit accumulated during the development stage               (8,192,108)        (8,898,212)
                                                                  -----------        -----------
                  Total stockholders' equity                        1,368,023            648,081
                                                                  -----------        -----------
                                                                  $ 3,301,284        $ 2,469,528
                                                                  ===========        ===========

                 See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED NOVEMBER 30, 1995 AND
                                NOVEMBER 30, 1996
                                   (UNAUDITED)




                                                       1995                1996
SALES                                             $   ------             $    12,580
COST OF SALES                                         ------                   4,303
                                                  -----------            -----------
GROSS                                                   (--)                   8,277
OPERATING EXPENSES:
R&D                                                   163,372                356,627
MARKETING AND G&A                                     210,542                365,706
                                                  -----------            -----------
TOTAL OPERATING EXPENSES                              373,914                722,333
                                                  -----------            -----------
LOSS FROM OPERATIONS                                 (373,272)              (714,056)
NET INTEREST INCOME (EXPENSE)                         (30,272)                 7,952
                                                  -----------            -----------
NET LOSS                                          $  (404,186)           $  (706,104)
                                                  ===========            ===========
NET LOSS PER SHARE                                $      (.47)           $      (.31)
SHARES AND COMMON SHARE EQUIVALENT                    851,791              2,277,000



                                 EchoCath, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
              Three Months ended November 30, 1995 and 1996 and the
                period from February 14, 1990 (date of inception)
                              to November 30, 1996
                                   (unaudited)

                                                            1995        1996      February 14, 1990
                                                                                (date of inception) to
                                                                                   November 30,1996
Cash flows from operating activities:
    Net loss                                          $   (404,186)  $   (706,104)  $(12,101,481)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                    15,778         26,248        286,871
           Loss on write-off of intangible assets           ------         ------          2,000
           Change in operating assets & liabilities:
               (Increase) decrease in accounts              (1,700)         4,366         (4,759)
               receivable
               (Increase) decrease in inventory                297        (55,742)      (159,008)
               (Increase) decrease in prepaid               20,904         11,542       (135,747)
               expenses
               (Increase) decrease in other                 ------         (8,343)       (29,686)
               assets
               (Increase) decrease in deferred            (368,543)        ------         ------
               offering costs
               Increase (decrease) in accounts             (51,096)          (696)       106,485
               payable
               Increase (decrease) in accrued
               expenses and due to (from)
               related parties                            (146,549)       (95,294)       250,130
                                                      ------------   ------------   ------------
    Net cash used in operating activities                 (935,095)      (824,023)   (11,785,195)
                                                      ------------   ------------   ------------
 Cash flows from investing activities:
           Purchase of furniture, equipment and
           leasehold improvements                           ------        (70,789)      (447,341)
           Purchase of intangible assets                    14,632         (5,667)      (261,523)
                                                      ------------   ------------   ------------
   Net cash used in investing activities                    14,632        (76,456)      (708,864)
                                                      ------------   ------------   ------------
 Cash flows from financing activities:
           Proceeds from partner borrowings                 ------         ------        840,000
           Principal payments on partner
           borrowings                                       ------         ------       (840,000)
           Proceeds from bridge loan                     1,000,000         ------         ------
           Proceeds from borrowings of notes
           payable                                          ------         ------      1,925,000
           Principal payments on borrowings of
           notes payable                                  (120,000)        ------     (1,385,000)
           Advance (to) from shareholder                   100,000         ------       (101,899)
           Additions to capital lease obligations           ------         ------         50,000
           Principal payment on capital lease
           obligations                                      (2,349)        (7,305)       (69,732)
           Capital contribution for repurchase
           of technology rights                             ------         ------         75,000
           Proceeds from obligation to issue
           common stock                                     ------         ------      1,725,368
           Net proceeds from issuance of capital
           stock                                            ------         ------      2,826,268
           Capital increase from settlement of
           prior obligations                                ------         ------         17,200
           Proceeds from partner capital
           contributions                                    ------         ------      2,700,100
           Net proceeds from initial public
           offering and over-allotment option               ------        (13,838)     6,197,823
                                                      ------------   ------------   ------------
    Net cash provided by financing activities              977,651        (21,143)    13,960,128
                                                      ------------   ------------   ------------
 Net increase (decrease) in cash                            57,188       (921,622)     1,466,069

 Cash, beginning of period                                  14,186      2,387,691         ------
                                                      ------------   ------------   ------------
 Cash, end of period                                  $     71,374   $  1,466,069   $  1,466,069
                                                      ------------   ------------   ------------
    Supplemental disclosure of cash flow
    information:
        Cash paid during the year for:
           Interest                                   $     30,651   $     15,712   $    236,951
                                                      ------------   ------------   ------------
                                                                                     (continued)



    Supplemental disclosure of noncash transactions:
        Equipment transferred from partner             $  ------   $   ------       $     48,604
                                                    -------------  -----------      -------------
        Inventory transferred from partner             $  ------   $   ------       $     38,635
                                                    -------------  -----------      -------------
        Capital lease obligation transferred
        from partner                                   $  ------   $   ------       $     25,506
                                                    -------------  -----------      -------------
        Equipment acquired under capital lease         $  ------   $   ------       $    115,128
                                                    -------------  -----------      -------------

ECHOCATH, INC. (A DEVELOPMENT STAGE ENTERPRISE)
-------------------------------------------------------------------------------

NOTE A: GENERAL AND BUSINESS
The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although EchoCath, Inc. management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in EchoCath, Inc.'s Form 10-KSB (Reg. No. 33-97688).

In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at November 30, 1995 and 1996 have been made.

NOTE B:
In January 1996, the Company completed its initial public offering consisting of 1,400,000 units. A unit consists of one share of Class A Common Stock, one Class A Redeemable Warrant, and one Class B Redeemable Warrant. The proceeds from the offering before expenses were $7,000,000.

In February 1996, the over-allotment option to purchase 210,000 units, as described above, was exercised by the underwriter and this resulted in additional proceeds of $1,050,000 before expenses.

NOTE C :
Inventories are summarized as follows:
                           November 30, 1996
Raw Materials                            78,039
Finished Goods                          119,605
                                        -------
                                        197,644
                                        -------
NOTE D :
The Shareholders Advance of $101,899 was paid in full as of December 9, 1996.

NOTE E :
On July 7, 1995, the Company entered into an agreement to amend its previously existing agreement with Alliance. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full in August 1995. The payment of such indebtedness is to be treated as a capital contribution; however, if a portion of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. Accordingly, the $750,000 received from Alliance is reflected as "Capital contribution subject to repayment" in the accompanying balance sheet.

NOTE F: SUBSEQUENT EVENT
As of December 30, 1996 the Company announced that it entered into an agreement with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company will receive a series of payments totaling $950,000 after the completion of certain milestones. When commercially available the Company will receive royalties under the terms of the agreement which are capped at $20 million dollars.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL
Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and results of Operations" constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

RESULTS OF OPERATION
Three Months Ended November 30, 1996 and 1995

The Company had sales of $12,580 for the quarter ending November 30, 1996 and no product sales revenue for the quarter ending November 30, 1995.

The Company had cost of sales of $4,303 which represents 34% of sales for the quarter ending November 30, 1996 and no cost of sales for the quarter ending November 30, 1995.

Research and Development expenses increased 118% during the three months ending November 30, 1996 because of the establishment of the Medical Advisors Board, the addition of new personnel and additional materials purchased. The quarter ending November 30, 1995 was the last quarter before the Initial Public Offering and the Company did not have the resources to match the current level of expenditure.

Selling, General and Administrative expenses increased 74% during the three months ending November 30, 1996 because of the additional costs of a consultant, and an increase in insurance expense because of the addition of Directors and Officers Insurance Coverage, marketing meetings and exhibits, and the addition of an investor relations firm.

LIQUIDITY AND CAPITAL RESOURCES
The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain of its products, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1997. The Company also believes that additional cash resources should be available either through financing provided by the completion of license agreements and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurances that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms. Following December 31, 1997, the Company may well need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company.

There can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms.

PART II:       OTHER INFORMATION

Item 6:        Exhibits and Reports on Form 8-K
               There were no reports on form 8-K filed during the quarter ended November 30,
1996.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 21, 1997

                                            EchoCath, Inc.
                                            ------------------------------------
                                            (Registrant)

                                       By:  /s/ FRANK DEBERNARDIS
                                            ----------------------------------
                                             Frank DeBernardis
                                             President, Chief Executive Officer,
                                             Principal Financial and Accounting
                                               Officer


                              STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...............'r'