Form 10QSB
period 1997-02-28
ECHOCATH INC
filed 1997-04-11
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

               OR

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        Commission File Number :            0-27380

                                   ECHOCATH, INC.
        ----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                 New Jersey                              22-3273101
---------------------------------------     -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        P.O. Box 7224, Princeton, NJ                     08543
----------------------------------------    -------------------------------
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

                        YES         X        NO
                                  ------              ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON EQUITY                             OUTSTANDING AT APRIL 14, 1997
----------------------                             -----------------------------
Class A Common Stock (No Par Value)                                    1,610,000
Class B Common Stock (No Par Value)                                    1,500,000

Transitional Small Business Disclosure Format (check one)

                        YES                   NO        X
                                  ------               -----

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                               INDEX

Item 1:        Financial Statements                                         Page
                                                                            ----
Balance Sheets,
August 31, 1996 and February 28, 1997 (Unaudited)                             3

Statements of Operations for the three months ended
February 29, 1996 (Unaudited), and February 28, 1997 (Unaudited)              4

Statements of Operations for the six months ended
February 29, 1996 (Unaudited) and for the period from
February 14, 1990 (date of inception) to February 28, 1997 (Unaudited)        5

Statements of Cash Flows for the three months ended February 29, 1996 (Unaudited), and February 28, 1997 (Unaudited) and for the period from February 14, 1990 (date of inception) to
February 28, 1997 (Unaudited)                                             6 & 7

Notes to Financial Statements and Exhibits                                8 & 9

Item 2:        Management's Discussion and Analysis of  Financial
               Condition and Results of Operation                    9, 10 & 11

Part II:              Other Information                                 11 & 12

Signatures                                                                   13

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS

                                                                             August 31, 1996  February 28, 1997
                                                                             ---------------  -----------------
                                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $ 2,387,691     $ 2,360,427
    Trade receivable                                                                   6,125           --
    Shareholder advance                                                              101,899           --
    Inventory                                                                        141,903         208,716
    Prepaid expenses                                                                 150,288         109,618
                                                                                 -----------    ------------
                  Total current assets                                             2,787,906       2,678,761
    Furniture, equipment and leasehold improvements, net                             254,604         342,434
    Intangible assets, net                                                           228,912         233,752
    Other assets                                                                      29,862          29,686
                                                                                 -----------    ------------
                                                                                 $ 3,301,284    $  3,284,633
                                                                                 ===========    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                             $   149,175     $   135,923
    Accrued expenses                                                                 352,286         346,632
    Obligations under capital leases, current portion                                 23,015          22,447
                                                                                 -----------     -----------
                  Total current liabilities                                          524,476         505,002
 Obligations under capital leases                                                     55,191          42,817
 Note payable                                                                        540,000         540,000
 Other liabilities                                                                    63,594          62,198
                                                                                 -----------     -----------
                  Total liabilities                                                1,183,261       1,150,017
                                                                                 -----------     -----------
 Capital contribution subject to repayment                                           750,000         750,000
                                                                                 -----------     -----------
 Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of Series B Cumulative Convertible issued and outstanding, senior in liquidation to Class A and Class B Common Stock, (liquidation value
      $1,400,000)                                                                       --         1,400,000
    Class A Common Stock, no par value, 18,500,000 shares
    authorized; 1,610,000 issued and outstanding                                   6,211,661       6,197,388
    Class B Common Stock, no par value, 1,500,000 shares
    authorized; 1,500,000 shares issued and outstanding, convertible into
      one share of Class A Common Stock                                            3,348,470       3,348,470
    Deficit accumulated during the development stage                              (8,192,108)     (9,561,242)
                                                                                 -----------     -----------
                  Total stockholders' equity                                       1,368,023       1,384,616
                                                                                 -----------     -----------
                                                                                 $ 3,301,284     $ 3,284,633
                                                                                 ===========     ===========


                 See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED FEBRUARY 29, 1996 AND
                                FEBRUARY 28, 1997
                                   (UNAUDITED)


                                                                    1996        1997
                                                                    ----        ----

REVENUE:
LICENSE FEES                                                   $      --      $   150,000
COST OF SALES                                                         --             --
                                                               -----------    -----------
GROSS PROFIT                                                          --          150,000
OPERATING EXPENSES:
R&D                                                                274,113        381,414
REPURCHASE OF TECHNOLOGY RIGHTS (SEE NOTE C)                       575,000          --
MARKETING AND G&A                                                  349,610        439,724
                                                               -----------    -----------
TOTAL OPERATING EXPENSES                                         1,198,723        821,138
                                                               -----------    -----------
LOSS FROM OPERATIONS                                            (1,198,723)      (671,138)
NET INTEREST INCOME (EXPENSE)                                       (2,418)         8,108
                                                               -----------    -----------
NET LOSS                                                       $(1,201,141)   $  (633,030)
                                                               ===========    ===========

NET LOSS PER SHARE                                             $      (.93)   $      (.28)
SHARES AND COMMON SHARE EQUIVALENT                               1,287,270      2,277,000




                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED FEBRUARY 29, 1996 AND
                                FEBRUARY 28, 1997
                                   (UNAUDITED)


                                                                                    1996            1997            FEBRUARY 14,
                                                                                                                   1990 (DATE OF
                                                                                                                   INCEPTION) TO
                                                                                                                    FEBRUARY 28,
                                                                                                                        1997
REVENUE:
SBIR GRANT INCOME                                                                   $      --      $      --      $     98,000
LICENSE FEES                                                                               --          150,000         425,000
PRODUCT SALES                                                                                           12,580         100,452
                                                                                    ---------     ------------    ------------
TOTAL REVENUE                                                                              --          162,580         623,452
COST OF SALES                                                                                            4,303         258,600
                                                                                    ---------      -----------    ------------
GROSS PROFIT                                                                               --          158,277         364,852

OPERATING EXPENSES:
R&D                                                                                   437,487          738,041       7,170,302
REPURCHASE OF TECHNOLOGY RIGHTS
(SEE NOTE C)                                                                          575,000            --            575,000
MARKETING AND G&A                                                                     560,152          805,430       5,300,791
                                                                                   ----------      -----------    ------------
TOTAL OPERATING EXPENSES                                                            1,572,639        1,543,471      13,046,093

LOSS FROM OPERATIONS                                                               (1,572,639)      (1,385,194)    (12,681,241)

NET INTEREST INCOME (EXPENSE)                                                         (32,690)          16,060         (83,270)
                                                                                   -----------    ------------    ------------
NET LOSS                                                                          $(1,605,329)     $(1,369,134)   $(12,764,511)
                                                                                   ===========    ============    ============
NET LOSS PER SHARE                                                                $     (1.50)     $      (.60)
SHARES AND COMMON SHARE EQUIVALENT                                                  1,069,530        2,277,000



                                 EchoCath, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                       Six Months ended February 29, 1996,
                      February 28, 1997 and the period from
                      February 14, 1990 (date of inception)
                              to February 28, 1997
                                   (unaudited)

                                                                            1996         1997            February 14, 1990
                                                                                                      (date of inception) to
                                                                                                         February 28, 1997
Cash flows from operating activities:
    Net loss                                                           $ (1,605,329)    $(1,369,134)        $ (12,764,511)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                     32,247          57,046                317,669
           Loss on write-off of intangible assets                                --              --                  2,000
           Change in operating assets & liabilities:
               (Increase) decrease in accounts receivable                        --           7,192                 (1,933)
               (Increase) decrease in inventory                              (8,396)        (66,813)              (170,079)
               (Increase) decrease in prepaid expenses                      (65,719)         39,603               (107,686)
               (Increase) decrease in other assets                               --          (8,343)               (29,686)
               (Increase) decrease in deferred offering costs               328,236              --                     --
               Increase (decrease) in accounts payable                     (172,657)         30,594                137,775
               Increase (decrease) in accrued
               expenses and due to (from) related parties                  (605,515)        (42,376)               303,048
                                                                         ----------     -----------             ----------
    Net cash used in operating activities                                (2,097,133)     (1,352,231)           (12,313,403)
                                                                         ==========     ===========             ==========
 Cash flows from investing activities:
           Purchase of furniture, equipment and
           leasehold improvements                                           (60,000)      (136,135)               (512,687)
           Purchase of intangible assets                                     13,473        (13,581)               (269,437)
                                                                         ----------     -----------             ----------
    Net cash used in investing activities                                   (46,527)      (149,716)               (782,124)
                                                                         ----------     -----------             ----------
 Cash flows from financing activities:
           Proceeds from partner borrowings                                      --            --                  840,000
           Principal payments on partner borrowings                              --            --                 (840,000)
           Proceeds from borrowings of notes payable                             --            --                1,925,000
           Principal payments on borrowings of notes payable               (370,000)           --               (1,385,000)
           Advance to shareholder                                          (101,899)           --                 (101,899)
           Repayment from shareholder                                            --        101,899                 101,899
           Additions to capital lease obligations                                --            --                   50,000
           Principal payment on capital lease obligations                    (5,623)       (12,943)                (75,370)
           Capital contribution for repurchase
           of technology rights                                              75,000            --                   75,000
           Proceeds from obligation to issue common stock                        --            --                1,725,368
           Net proceeds from issuance of capital stock                           --            --                2,826,268
           Capital increase from settlement of
           prior obligations                                                     --            --                   17,200
           Proceeds from partner capital contributions                           --            --                2,700,100
           Net proceeds from initial public
           offering and over-allotment option                             6,219,878       (14,273)               6,197,388
           Proceeds from issuance of preferred stock                             --     1,400,000                1,400,000
                                                                         ----------     -----------             ----------
    Net cash provided by financing activities                             5,817,356     1,474,683               15,455,954
                                                                         ----------     -----------             ----------
 Net increase (decrease) in cash                                          3,673,696       (27,264)               2,360,427
 Cash, beginning of period                                                   14,186     2,387,691                       --
                                                                         ----------     -----------             ----------
 Cash, end of period                                                    $ 3,687,882   $ 2,360,427              $ 2,360,427
                                                                         ----------     -----------             ----------
    Supplemental disclosure of cash flow
    information:
        Cash paid during the year for:
           Interest                                                    $     32,690   $    31,712              $  252,951
                                                                       ------------   -----------              ----------



                                                                                    ( continued)
    Supplemental disclosure of noncash transactions:
        Equipment transferred from partner                             $         --  $        --      $     48,604
                                                                       ------------  -----------      ------------
        Inventory transferred from partner                             $         --  $        --      $     38,635
                                                                       ------------   ----------      ------------
        Capital lease obligation transferred from partner              $         --  $        --      $     25,506
                                                                       ------------   ----------      ------------
        Equipment acquired under capital lease                         $         --  $        --      $    115,128
                                                                       ------------   ----------      ------------



--------------------------------------------------------------------------------
ECHOCATH, INC. (A DEVELOPMENT STAGE ENTERPRISE)
--------------------------------------------------------------------------------

NOTE A: GENERAL AND BUSINESS

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although EchoCath, Inc. (the "Company") management believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's
Form 10-KSB for the fiscal year ending August 31, 1997.

In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at February 29, 1996 and February 28, 1997 have been made.

NOTE B:

In January 1996, the Company completed its initial public offering consisting of 1,400,000 units. Each unit consists of one share of Class A Common Stock, one
Class A Redeemable Warrant, and one Class B Redeemable Warrant. The proceeds from the offering before expenses were $7,000,000.

In February 1996, the over-allotment option to purchase 210,000 units was exercised by the underwriter and this resulted in additional proceeds of $1,050,000 before expenses.

NOTE C:

In January 1996, the Company entered into an agreement to repurchase, for $575,000, certain technology rights. Of such amount, $500,000 was paid from proceeds of the initial public offering and $75,000 was reflected as a capital contribution. The Company recognized a $575,000 charge to operations relating to this agreement to repurchase.

NOTE D:
Inventories are summarized as follows:

                             February 28, 1997

Raw Materials                            76,316
Finished Goods                          132,400
                                       --------
                                        208,716
                                       ========
NOTE E:

On July 7, 1995, the Company entered into an agreement to amend its previously existing agreement with Alliance Partners (Alliance). In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full in August 1995.
The payment of such indebtedness is to be treated as a capital contribution;
however, if a portion of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. Accordingly, the $750,000 received from Alliance is reflected as "Capital contribution subject to repayment" in the accompanying balance sheet.







NOTE F:
The Company entered into an agrement dated December 30, 1996 with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company will receive a series of payments totaling $950,000 after the completion of certain milestones.
When commercially available the Company will receive royalties under the terms of the agreement.

NOTE G:
LICENSE AGREEMENT

The Company entered into an agreement dated February 27, 1997 for an exclusive license agreement with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company expects to receive development milestone payments totaling $700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When commercially available the Company will receive royalties under the terms of the agreement. The agreement provides that any royalty payment can be offset by an amount equal to the amount of any dividends under the Series B Cumulative Convertible Preferred Stock which are accrued but not paid as of a certain date.

PREFERRED STOCK SUBSCRIPTION AGREEMENT

The Company entered into a subscription agreement dated February 27, 1997, EP
MedSystems purchased 280,000 shares of Series B Cumulative Convertible Preferred
Stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the Preferred Stock if certain performance goals of the Class A Common Stock are achieved. The Series B Preferred Stock is convertible into Class A Common Stock. The conversion of Series B Cumulative
Convertible Preferred Stock to Class A Common Stock will be at the conversion rate of 1 share of Class A Common Stock for each 1.2 shares of Series B
Cumulative Preferred Stock through 1999. Thereafter, the conversion rate shall be 1 share of Class A Common Stock issuable for each 1.3 shares of Series B
Cumulative Convertible Preferred Stock.

NOTE H:
EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the respective periods. The Company's common stock equivalents (preferred stock, warrants and stock options) outstanding have not been included, as the computation would not be diluted.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GENERAL

Certain statements in this quarterly Report under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operation" constitute "forward-looking statements" within the meaning of Private Securities
Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development;
problems or delays with clinical trials; failure to






receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes;
competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

RESULTS OF OPERATION
Six Months Ended February 28, 1997 and February 29, 1996

REVENUE:
The Company had revenue of $162,580 for the six months ended February 28, 1997 and no revenue for the six months ended February 29, 1996. License fees represented 92.3% of the revenue and the balance of 7.7% was product sales. Cost of sales represents 2.7% of total revenue.

RESEARCH AND DEVELOPMENT:
Research and Development (R&D) expenses increased 68.7% during the six months ended February 28, 1997 because of Food and Drug Administration compliance reviews, new hires, additional material purchases, and increased rent as a result of an extended lease agreement for the building that the Company occupies. R & D expenses for 1996 were net of the repurchase of certain technology rights for $575,000 that is set out in a separate line in the Statement of Operations when making the comparisons.

SELLING, GENERAL AND ADMINISTRATIVE:
Selling, General and Administative (S,G, & A) expenses increased 43.8% during the six months ended February 28, 1997 because of salary and related cost as a result of a new hire, employment contracts with senior management and classification of more management time to administration. Other factors of less significance were increases in insurance expenses, a new building lease agreement, an increase in consultant expenses, and costs associated with the Company's first meeting of shareholders since its initial public offering.

RESULTS OF OPERATION
Three Months Ended February 28, 1997 and February 29, 1996

REVENUE:
The Company had revenue of $150,000 for the three months ended February 28, 1997 and no revenue for the three months ended February 29, 1996. License fees represented 100% of such revenue.

RESEARCH AND DEVELOPMENT:
R & D expenses increased 39.1% during the three months ending February 28, 1997 because of Food and Drug Administration compliance reviews, new hires, additional material purchases, and increased rent as a result of an extended lease agreement for the building that the Company occupies. R & D expenses for 1996 were net of the repurchase of certain technology rights for $575,000 that is set out in a separate line in the Statement of Operations when making the comparisons.

SELLING, GENERAL AND ADMINISTRATIVE:
S, G & A expenses increased 25.8% during the three months ended February 28, 1997 because of salary and related cost as a result of a new hire, employment contracts with senior management and classification of more management time to administration. Other factors of less significance were increases in insurance expenses, a new building lease agreement, an increase in consultant expenses, and costs associated with the Company's first meeting of shareholders since its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES
The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain of its products and license fees, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through the next twelve months. The Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products after March 1998. The Company has no binding commitments from any third parties to provide funds to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS
128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of February 28, 1998. This statement is not expected to have a material impact on the Company's financial statements.

PART II:       OTHER INFORMATION

Item 2: Changes in Securities

        AI)    The most significant effect of the issuance of Series B Preferred
               Stock on the registered Class A Common Stock is as follows:


               1) An annual dividend of $.27 per share is provided for the
                  Series B Preferred Shareholder.

               2) The holder of Series B Preferred Stock is entitled to vote the number of votes equal to the number of Class A Common Stock into which such shares of Series B Preferred Stock is convertible.

               3) The holder of Series B Preferred Stock has certain optional conversion rights to Class A Common Stock. The conversion rate is 1 share of Class A Common Stock for each 1.2 shares of Series B Preferred Stock through 1999 and 1.3 shares of
                  Series B Preferred Stock to 1 share of Class A Common Stock thereafter.

               4) Series B Preferred Stock precedes any Common Stock in
                  liquidation.

               Copy of Certificate of Amendment to the Certificate of Incorporation of the Company attached as Exhibit 3.


        AII)   Copy of Subscription Agreement to purchase Series B Cumulative
               Convertible Preferred Stock attached as Exhibit 4 (see description in Note G).

Item 4: Submission of Matters to a Vote of Security Holders

A)      The Company held its annual meeting of shareholders on February 7, 1997.

B) The shareholders elected a board of seven directors to serve until the next annual meeting of shareholders. The following directors were elected:



        Frank A. DeBernardis................ Chief Executive Officer, President and Director
        David Vilkomerson................... Executive Vice President, Director of Research
                                             and Development, Assistant Secretary and Director
        Terence D. Wall..................... Co-Chairman of the Board of Directors
        Daniel M. Mulvena................... Co-Chairman of the Board of Directors
        Anthony J. Dimun.................... Director
        Irwin M. Rosenthal.................. Secretary and Director
        Herbert Moskowitz................... Director

C)      The following matters were voted upon by the stockholders:

        1)     The election of seven directors as follows:
               6,356,595 votes were cast in favor of and 1,300 abstained for Frank A. DeBernardis, David Vilkomerson, Terence D. Wall, Daniel
               M. Mulvena, and Anthony J. Dimun. 5,417,705 votes were cast in favor of and 940,190 abstained for Irwin M. Rosenthal and Herbert Moskowitz.

        2) The Company's 1995 Stock Option Plan was amended to increase the number of shares of Class A Common Stock for which options may be granted from 220,000 to 620,000. The vote was 5,406,605 for and 951,290 votes against.

        3) The Company's Investment Plan was approved by a vote of 5,414,505 for and 943,390 against.

        4) KPMG Peat Marwick was selected as independent public accountants for the fiscal year 1997 by a vote of 5,417,805 for, 1,200 against and 938,890 abstained.

Item 6: Exhibits and Reports on Form 8-K

A)      Exhibits

         3     Certificate of Amendment of Incorporation
         4     Subscription Agreement to Purchase Series B Preferred Stock
        27     Financial Data Schedule

B) There were no reports on Form 8-K filed during the quarter ended February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 14, 1997

                               EchoCath, Inc.
                               ----------------------------------------
                               (Registrant)

                               By:  /s/ Frank DeBernardis
                                    --------------------------
                                        Frank DeBernardis
                                        President, Chief Executive Officer,
                                        Principal Financial and Accounting
                                         Officer