Form 10QSB
period 1997-05-31
ECHOCATH INC
filed 1997-07-21
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

               OR

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        Commission File Number :            0-27380

          ECHOCATH, INC.
          ----------------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter)

          NEW JERSEY                                    22-3273101
-----------------------------------             -------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

   P.O. Box 7224, Princeton, NJ                           08543
------------------------------------             -------------------------------
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

                        YES         X        NO
                                  ------         ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:


CLASS OF COMMON EQUITY                              OUTSTANDING AT JULY 14, 1997
----------------------                              ----------------------------
Class A Common Stock (No Par Value)                                    1,615,331
Class B Common Stock (No Par Value)                                    1,494,669

Transitional Small Business Disclosure Format (check one)

                        YES                   NO      X
                            ------                 -----

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1:        Financial Statements                                         Page
                                                                            ----

Balance Sheets,
August 31, 1996 and May 31, 1997 (Unaudited)                                  3

Statements of Operations for the three months ended
May 31, 1996 (Unaudited), and May 31, 1997 (Unaudited)                        4

Statements of Operations for the nine months ended
May 31, 1996 (Unaudited) and for the period from
February 14, 1990 (date of inception) to May 31, 1997 (Unaudited)             5

Statements of Cash Flows for the three months ended May 31, 1996
(Unaudited), and May 31, 1997 (Unaudited) and for the period from
February 14, 1990 (date of inception) to
May 31, 1997 (Unaudited)                                                  6 & 7

Notes to Financial Statements and Exhibits                                8 & 9

Item 2:        Management's Discussion and Analysis of  Financial
               Condition and Results of Operation                    9, 10 & 11

Part II:              Other Information                                      11

Signatures                                                                   12

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS

                                                                August 31, 1996       May 31, 1997
                                                                ---------------       ------------
                                                                                       (Unaudited)

Current assets:

    Cash and cash equivalents                                       $ 2,387,691        $ 1,558,106
    Trade receivable                                                      6,125             --
    Shareholder advance                                                 101,899             --
    Inventory                                                           141,903            194,222
    Prepaid expenses                                                    150,288             77,349
                                                                   ------------        -----------
                  Total current assets                                2,787,906          1,829,677
    Furniture, equipment and leasehold improvements, net                254,604            324,035
    Intangible assets, net                                              228,912            251,002
    Other assets                                                         29,862             29,686
                                                                    -----------        -----------
                                                                    $ 3,301,284        $ 2,434,400
                                                                    ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

    Accounts payable                                                $   149,175        $    66,782
    Accrued expenses                                                    352,286            315,238
    Obligations under capital leases, current portion                    23,015             26,978
                                                                    -----------        -----------
                  Total current liabilities                             524,476            408,998
 Obligations under capital leases                                        55,191             32,516
 Note payable                                                           540,000            540,000
 Other liabilities                                                       63,594             72,088
                                                                    -----------        -----------
                  Total liabilities                                   1,183,261          1,053,602
                                                                     -----------        -----------
Capital contribution subject to repayment                               750,000            750,000
                                                                     -----------        -----------
Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of Series B Cumulative Convertible issued and outstanding, senior in liquidation to Class A and Class  B Common Stock,
      (liquidation value $1,400,000)                                     --              1,374,989
    Class A Common Stock, no par value, 18,500,000 shares
      authorized;  1,615,331 issued and outstanding                   6,211,661          6,197,388
    Class B Common Stock, no par value, 1,500,000 shares
      authorized; 1,494,669 shares issued and outstanding,
      convertible into one share of Class A Common Stock              3,348,470          3,348,470
    Deficit accumulated during the development stage                 (8,192,108)       (10,290,049)
                                                                     -----------        -----------
                 Total stockholders' equity                           1,368,023            630,798
                                                                     -----------        -----------
                                                                    $ 3,301,284        $ 2,434,400
                                                                    ===========        ===========


                 See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MAY 31, 1996 AND
                                  MAY 31, 1997
                                   (UNAUDITED)


                                                                                          1996               1997
                                                                                          ----               ----
REVENUE:
SBIR GRANT INCOME                                                                    $    38,449         $      --
PRODUCT SALES                                                                               --               142,430
COST OF SALES AND SBIR GRANT EXPENSE                                                      80,468              34,326
                                                                                       ---------           ---------
GROSS PROFIT (LOSS)                                                                      (42,019)            108,104

OPERATING EXPENSES:
R&D                                                                                      283,809             404,541
MARKETING AND G&A                                                                        373,539             433,169
                                                                                       ---------           ---------
TOTAL OPERATING EXPENSES                                                                 657,348             837,710
                                                                                       ---------           ---------

LOSS FROM OPERATIONS                                                                    (699,367)           (729,606)

NET INTEREST INCOME                                                                       16,600                 800
                                                                                       ---------           ---------
NET LOSS                                                                             $  (682,767)        $  (728,806)
                                                                                       ---------           ---------

NET LOSS PER SHARE                                                                   $      (.42)        $      (.32)
SHARES AND COMMON SHARE EQUIVALENT                                                     1,610,000           2,277,000

                                 ECHOCATH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED MAY 31, 1996 AND
                                  MAY 31, 1997
                                   (UNAUDITED)





                                                                              1996            1997          FEBRUARY 14,
                                                                                                           1990 (DATE OF
                                                                                                           INCEPTION) TO
                                                                                                            MAY 31, 1997

REVENUE:
SBIR GRANT INCOME                                                       $     38,449     $       --       $     98,000
LICENSE FEES                                                                    --            150,000          425,000
PRODUCT SALES                                                                   --            155,010          242,882
                                                                        ------------     ------------     ------------
TOTAL REVENUE                                                                 38,449          305,010          765,882
COST OF SALES AND SBIR GRANT EXPENSE                                          80,468           38,629          292,926
                                                                        ------------     ------------     ------------
GROSS PROFIT (LOSS)                                                          (42,019)         266,381          472,956

OPERATING EXPENSES:
R&D                                                                          721,296        1,142,583        7,574,843
REPURCHASE OF TECHNOLOGY RIGHTS (SEE NOTE C)
                                                                             575,000             --            575,000
MARKETING AND G&A                                                            933,691        1,238,599        5,733,960
                                                                        ------------     ------------     ------------
TOTAL OPERATING EXPENSES                                                   2,229,987        2,381,182       13,883,803

LOSS FROM OPERATIONS                                                      (2,272,006)      (2,114,801)     (13,410,847)
NET INTEREST INCOME (EXPENSE)                                                (16,090)          16,860          (82,470)
                                                                        ------------     ------------     ------------
NET LOSS                                                                $ (2,288,096)    $ (2,097,941)    $(13,493,317)
                                                                        ------------     ------------     ------------
NET LOSS PER SHARE                                                      $      (1.83)    $       (.92)
SHARES AND COMMON SHARE EQUIVALENT                                         1,249,687        2,277,000



                                 EchoCath, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Nine Months ended May 31, 1996,
                        May 31, 1997 and the period from
                      February 14, 1990 (date of inception)
                                 to May 31, 1997
                                   (Unaudited)


                                                                              1996                1997        February 14, 1990
                                                                                                           (date of inception) to
                                                                                                                May 31, 1997
Cash flows from operating activities:
    Net loss                                                             $ (2,288,096)      $ (2,097,941)      $(13,493,318)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                       53,833             89,994            350,617
           Loss on write-off of intangible assets                                --                 --                2,000
           Change in operating assets & liabilities:
               (Increase) decrease in accounts receivable                     (31,116)             7,500             (1,625)
               (Increase) decrease in inventory                                26,246            (52,319)          (155,585)
               (Increase) decrease in prepaid  expenses                       (33,938)            71,565            (75,724)
               (Increase) decrease in other  assets                           (10,081)            (8,343)           (29,686)
               (Increase) decrease in deferred offering costs                 328,236               --                 --
               Increase (decrease) in accounts payable                       (159,213)            (1,435)           105,746
               Increase (decrease) in accrued expenses and
               due to (from) related parties                                 (609,142)           (49,008)           244,432
                                                                         ------------       ------------       ------------
    Net cash used in operating activities                                  (2,723,271)        (1,941,971)       (12,903,143)
                                                                         ------------       ------------       ------------
 Cash flows from investing activities:
           Purchase of furniture, equipment and
           leasehold improvements                                            (163,758)          (144,074)          (520,626)
           Purchase of intangible assets                                        8,432            (37,442)          (293,298)
                                                                         ------------       ------------       ------------
    Net cash used in investing activities                                    (155,326)          (181,516)          (813,924)
                                                                         ------------       ------------       ------------
 Cash flows from financing activities:
           Proceeds from partner borrowings                                      --                 --              840,000
           Principal payments on partner
           borrowings                                                            --                 --             (840,000)
           Proceeds from borrowings of notes
           payable                                                               --                 --            1,925,000
           Principal payments on borrowings of
           notes payable                                                     (370,000)              --           (1,385,000)
           Advance to shareholder                                            (101,899)              --             (101,899)
           Repayment from shareholder                                            --              101,899            101,899
           Additions to capital lease obligations                              50,000               --               50,000
           Principal payments on capital lease
           obligations                                                         (9,310)           (18,713)           (81,140)
           Capital contribution for repurchase
           of technology rights                                                75,000               --               75,000
           Proceeds from obligation to issue
           common stock                                                          --                 --            1,725,368
           Net proceeds from issuance of capital
           stock                                                                 --                 --            2,826,268
           Capital increase from settlement of
           prior obligations                                                   17,200               --               17,200
           Proceeds from partner capital
           contributions                                                         --                 --            2,700,100
           Net proceeds from initial public
           offering and over-allotment option                               6,217,542            (14,273)         6,197,388
           Net proceeds from issuance of
           preferred stock                                                       --            1,374,989          1,374,989
                                                                         ------------       ------------       ------------
      Net cash provided by financing activities                             5,878,533          1,293,902         15,275,173
                                                                         ------------       ------------       ------------
 Net increase (decrease) in cash                                            2,999,936           (829,585)         1,558,106
 Cash, beginning of period                                                     14,186          2,387,691               --
                                                                         ------------       ------------       ------------
 Cash, end of period                                                     $  3,014,122       $  1,558,106       $  1,558,106
                                                                         ------------       ------------       ------------
    Supplemental disclosure of cash flow
    information:

                                                                                                                (continued)


    Cash paid during the year for:
       Interest                                                                       $ 16,090           $ 46,646           $267,885
                                                                                      --------           --------           --------
Supplemental disclosure of noncash transactions:
    Equipment transferred from partner                                                $   --             $   --             $ 48,604
                                                                                      --------           --------           --------
    Inventory transferred from partner                                                $   --             $   --             $ 38,635
                                                                                      --------           --------           --------
    Capital lease obligation transferred from partner                                 $   --             $   --             $ 25,506
                                                                                      --------           --------           --------
    Equipment acquired under capital lease                                            $ 50,000           $   --             $115,128
                                                                                      --------           --------           --------

ECHOCATH, INC. (A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: GENERAL AND BUSINESS

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although EchoCath, Inc. (the "Company") management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ending August 31, 1996.

In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at May 31, 1996 and May 31, 1997 have been made.

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

NOTE D:

Inventories are summarized as follows:

                               May 31, 1997
                               ------------
Raw Materials                    $ 162,616
Finished Goods                      31,606
                                 ---------
                                 $ 194,222
                                 ---------

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

The Company is engaged in discussions with certain shareholders for the purpose of assuming the outstanding $750,000 obligation from the Company to Alliance in exchange for warrants to purchase shares of Class A Common Stock. If the Company enters into an agreement with any shareholders, it is anticipated that the Company will be permitted to reflect the $750,000 as permanent capital in its future financial statements. There can be no assurance that any agreement will be entered into.

NOTE F:

The Company entered into an agreement dated December 30, 1996 with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company may receive a series of payments totaling $950,000 after the completion of certain milestones. When commercially available the Company will receive royalties under the terms of the agreement.

NOTE G:

LICENSE AGREEMENT

The Company entered into an agreement dated February 27, 1997 for an exclusive license agreement with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may receive development milestone payments totaling $700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When commercially available the Company will receive royalties under the terms of the agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B Cumulative Preferred Stock which are accrued but not paid as of that date.

PREFERRED STOCK SUBSCRIPTION AGREEMENT

The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B Cumulative Convertible Preferred Stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the Preferred Stock if certain performance goals of the Class A Common Stock are achieved. The Series B Preferred Stock is convertible into Class A Common Stock. The conversion of Series B Cumulative Convertible Preferred Stock to Class A Common Stock will be at the conversion rate of 1 share of Class A Common Stock for each
1.2 shares of Series B Cumulative Preferred Stock through 1999. Thereafter, the conversion rate shall be 1 share of Class A Common Stock issuable for each 1.3 shares of Series B Cumulative Convertible Preferred Stock.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

EchoCath, Inc. develops, manufactures and markets medical devises which enhance and expand the use of ultrasound technology for medical applications and procedures.

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

RESULTS OF OPERATIONS
Nine Months Ended May 31, 1997 and 1996

REVENUE:

The Company had revenues of $305,010 and $38,449 for the nine months ended May 31, 1997 and 1996, respectively. Product sales represented 50.9% of the revenue, and license fees represented 49.1% of revenue for the nine months ended May 31, 1997. A Small Business Innovation Research (SBIR) Grant of $38,449 represented 100% of the revenue for the nine months ended May 31, 1997. Cost of sales represented 12.7% of the total revenue as of May 31, 1997. Cost of sales as of May 31, 1996 consisted primarily of SBIR Grant expenses of $38,449 and additional charges to cost of sales of $38,881 pertaining to the write off of inventory. This combination of changes resulted in a cost of sales of 210% of revenue for the nine months ended May 31, 1996.

RESEARCH AND DEVELOPMENT:

Research and Development (R&D) expenses increased 58.4% during the nine months ended May 31, 1997, compared to the previous period, because of expenses associated with Food and Drug Administration compliance reviews, new hires, additional material purchases, increased rent as a result of an extended lease agreement for the building that the Company occupies and the cost of a joint research project with a hospital. R & D expenses for 1996 were net of the repurchase of certain technology rights for $575,000 that is set out in a separate line in the Statement of Operations when making the comparisons.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, General and Administrative (S, G, & A) expenses increased 32.7% during the nine months ended May 31, 1997, compared to the previous period, because of salary and related cost resulting from new employees, amendments to employment agreements with senior management and the allocation of more management expense to administration. Other factors of less significance were increases in insurance expenses, a new building lease agreement, an increase in consultant expenses, and costs associated with the Company's first meeting of shareholders since its initial public offering.

RESULTS OF OPERATIONS
Three Months Ended May 31, 1997 and 1996

REVENUE:

The Company had revenue of $142,430 for the three months ended May 31, 1997 and $38,449 for the three months ended May 31, 1996. Product sales accounted for 100% of the revenue for the 1997 period and a SBIR Grant represented 100% of revenue for the 1996 period. Cost of sales represented 24.1% of the total revenue for May 31, 1997. Cost of sales as of May 31, 1996 consisted primarily of SBIR Grant expenses of $38,449 and additional charges to cost of sales of $38,881 pertaining to the write off of inventory. This combination of changes resulted in a cost of sales of 210% of revenue for the three months ended May 31, 1996.

RESEARCH AND DEVELOPMENT:

R & D expenses increased 42.6 % during the three months ended May 31, 1997 because of expenses associated with the Food and Drug Administration compliance reviews, new hires, additional material purchases, and increased rent as a result of an extended lease agreement for the building that the Company occupies.

SELLING, GENERAL AND ADMINISTRATIVE:

S, G & A expenses increased 16.0% during the three months ended May 31, 1997 because of salary and related cost resulting from new employees, revisions to employment contracts with senior management and allocation of more management expense to administration. Other factors of less significance were a new building lease agreement, and an increase in legal costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain of its products and license fees, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through the next twelve months. The Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products after June 1998. The Company has no binding commitments from any third parties to provide funds to the Company.

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

PART II: OTHER INFORMATION

Item 5: Other Information

International Distribution Agreement

The Company entered into an agreement dated June 10, 1997 with Medison Co. Ltd. (Medison) of Seoul, Korea for the distribution of ColorMark'r' Systems throughout the Far East. Medison has agreed to order a certain minimum number of ColorMark'r' Systems within the next twelve months.

Item 6: Exhibits and Reports on Form 8-K

A)      Exhibits

        10.22 International Distribution Agreement dated June 10, 1997 between the Company and Medison Co. Ltd.*

        27)    Financial Data Schedule

B) There were no reports on Form 8-K filed during the quarter ended May 31, 1997.


           * The Company has requested confidential treatment of certain provisions contained in Exhibit 10. The copy filed as an exhibit omits the information subject to the confidentiality request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 21, 1997

                                             EchoCath, Inc.
                                             --------------------
                                             (Registrant)



                                        By:  /s/ Frank DeBernardis
                                             ---------------------
                                             Frank DeBernardis
                                             President, Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer

                        STATEMENT OF DIFFERENCES
                        ------------------------

     The registered trademark symbol shall be expressed as .....'r'