Form 10KSB
period 1997-08-31
ECHOCATH INC
filed 1997-12-12
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended August 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to __________

                         Commission file number 0-27380

                                  ----------

                                 ECHOCATH, INC.
                 (Name of small business issuer in its charter)

                         NEW JERSEY
                                                                                              22-3273101
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

            P.O. BOX 7224, PRINCETON, NEW JERSEY                                                08543
          (Address of principal executive offices)                                            (Zip Code)

                    Issuer's telephone number: (609) 987-8400

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

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
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ----

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year (year ended August 31, 1997) were $310,910.

      The aggregate market value on December 4, 1997 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, no par value) computed using the last sales price on that date was approximately $7,208,000.

      As of December 4, 1997, 2,306,254 shares of Class A Common Stock, no par value, and 1,217,382 shares of Class B Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
None

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                                INTRODUCTORY NOTE

      EchoCath, Inc., a New Jersey Corporation (the "Company") is engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures.

      Certain statements in this Report on Form 10-KSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurance of success; need for additional financing; uncertainty of market acceptance; reliance on collaborative agreements; competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience; limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of FDA and other government regulations; limitations on third-party reimbursement; potential adverse impact of anti-renumeration laws; potential product liability; risk of loss in lawsuit; risk of low priced stocks; and other factors referenced in this Report. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                                          PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      The Company is engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures. The Company's technologies enable ultrasound imaging to, among other things, identify devices during interventional procedures such as needle biopsies, catheterizations and intravascular imaging. Such technologies include a proprietary visualization system ("ColorMark'r'") which highlights metallic objects, such as needles and other interventional instruments, in color to permit them to be easily seen on existing ultrasound imaging screens, and a proprietary catheter positioning system ("EchoMark'r'") which electronically marks and displays the position of non-metallic objects, such as catheters, within the body on existing ultrasound imaging screens.

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

      The Company is also engaged in ongoing research and development of proposed products utilizing a proprietary transcutaneous, epivascular, and catheter-based sensor and electronics system ("EchoFlow'tm'") which, if successfully developed, would provide data on the blood volume flow through internal vessels, and a proprietary imaging system ("EchoEye'r'") which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking intravascular images and guidance for minimally invasive ultrasound-guided surgical procedures. The continued development of these products, the commercialization of any products incorporating these technologies, as well as any other proposed products utilizing the Company's technologies, may depend on the Company's continued ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise.

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

      COLORMARK The Company has developed, and is currently marketing, a product (the "ColorMark Clip") utilizing the ColorMark technology. The ColorMark Clip consists of a disposable clip and a non-disposable drive box. The clip is mounted on the needle or other interventional device and the drive box produces a voltage which is transmitted to a piezoceramic slab mounted in the clip. The voltage generates vibrations which in turn allows the device to appear in color on the ultrasound imaging screen which permits clinicians to more effectively guide needles during therapeutic and diagnostic procedures. The ColorMark Clip is compatible with a wide variety of needles and guide wires and can operate with most currently available color ultrasound systems. The non-disposable drive box has a current selling price of $5,000 and the disposable clips sell for approximately $50 each. The Company has received market clearance from the United States Food and Drug Administration (the "FDA") for the ColorMark Clip for needle placements. The Company believes that with the ColorMark Clip, needle biopsies and vascular access procedures are more accurate and faster for clinicians to administer. The ColorMark Clip has been introduced at major radiology-oriented medical conventions.

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

      Pursuant to a License and Development Agreement dated December 30, 1996 (the "December 1996 Medtronic Agreement"), between the Company and Medtronic, Inc. ("Medtronic"), the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's proprietary ColorMark technology to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart. See "--Collaborative Agreements."

      Pursuant to a License and Development Agreement dated as of October 30, 1997 (the "October 1997 Medtronic Agreement"), between the Company and Medtronic, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's proprietary ColorMark technology in guiding devices during cardiothoracic surgical procedures. See "--Collaborative Agreements."

      Pursuant to an Exclusive Licensing Agreement dated February 27, 1997 (the "EP MedSystems Agreement" ), between the Company and EP MedSystems, Inc. ("EP MedSystems"), the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's proprietary ColorMark technology in the field of electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

      Pursuant to an International Distribution Agreement dated as of April 1, 1997 (the "Medison Agreement"), between the Company and Medison Co., Ltd. ("Medison"), the Company granted Medison the exclusive right to promote, sell and distribute certain products utilizing the Company's proprietary ColorMark technology throughout the Far East and a non-exclusive right to promote, sell and distribute certain products utilizing the Company's proprietary ColorMark technology throughout other parts of the world. See "--Collaborative Agreements."

      The Company will seek to enter into additional joint venture, licensing or other collaborative agreements for, among other things, the distribution, marketing, sale and/or use of the Company's proprietary ColorMark technology.

      ECHOMARK The Company's EchoMark system electronically marks and displays the position of non-metallic objects, such as catheters within the body on existing ultrasound imaging screens, eliminating the need to use X-ray to confirm the position of such objects. The Company has developed a catheter utilizing the EchoMark technology to diagnose fallopian tube blockage (the "EchoMark Salpingography Catheter"). The EchoMark Salpingography Catheter consists of a disposable catheter to which is attached a proprietary sensor connected by wire to a reusable catheter system interface (the "EchoMark CSI"). The EchoMark CSI, for which the Company received FDA market clearance in 1992, provides the interface between the Company's EchoMark products and most commercially available ultrasound imaging systems. On the EchoMark Salpingography Catheter, the sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor on the ultrasound imaging screen. The Company believes that the EchoMark Salpingography Catheter may expand the use of ultrasound for diagnosing and treating infertility problems in women because of the desire to avoid x-rays in such patients and the desire to reduce procedure time. The Company intends to enter into joint venture, licensing or other collaborative arrangements to market and sell the EchoMark Salpingography Catheters. The Company has also developed the EchoMark Electrophysiology Catheter which consists of a conventional electrophysiology catheter augmented by a piezoplastic covered brass sensor connected by wire to the EchoMark CSI (the "EchoMark Electrophysiology Catheter"). The sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor in the image of the cardiac structures on the ultrasound imaging screen. The Company believes that the EchoMark Electrophysiology Catheter will increase the speed and ease the diagnosis of arrhythmias in the heart. The Company received FDA clearance in May 1995 to market the EchoMark Electrophysiology Catheter to diagnose defective conductive pathways in the heart.

      Pursuant to the terms of the December 1996 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's EchoMark proprietary technology to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart. See "--Collaborative Agreements."

      Pursuant to the terms of the October 1997 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's proprietary EchoMark technology in guiding devices during cardiothoracic surgical procedures. See
"--Collaborative Agreements."

      Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's proprietary EchoMark technology in the field of electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

      The Company intends to enter into joint venture, licensing or other collaborative arrangements for, among other things, the distribution, marketing, sale and/or use of the Company's salpingography ("SSG") fertility procedures.

      Additional products which the Company has developed utilizing the EchoMark technology are an EchoMark peripheral angioplasty catheter (the "EchoMark PTA Catheter") and EchoMark guidewire (the "EchoMark Guidewire"). The Company received FDA marketing clearance under a 510(k) pre-market notification for the EchoMark PTA Catheter in 1992 and the EchoMark Guidewire in 1993. The Company previously experienced resistance from the medical community when it attempted to introduce the EchoMark PTA Catheter in 1993 because of the conflict over the administration of such procedures between different medical specialties. The Company is continuing to explore means of introducing the EchoMark PTA Catheter to be utilized in the actual performance of peripheral angioplasty under ultrasound guidance.

      Currently, the EchoMark CSI may be used with Acuson, Advanced Technology Laboratories, Inc. ("ATL"), Hewlett-Packard Inc., Siemens Medical Systems Inc., Toshiba and other ultrasound systems.

      The Company intends to enter into additional joint venture, licensing or other collaborative arrangements for the distribution, marketing sale and/or use of the Company's proprietary EchoMark technology.

      ECHOFLOW The Company is also engaged in ongoing research and development of the EchoFlow technology and products incorporating the EchoFlow technology which, if successfully developed, would provide data on the blood volume flow through internal vessels. Small sensors that can be mounted onto or inside blood vessels or within the walls of a graft, and that provide crucial data on the flow of blood, have wide applicability, including for feedback control of pacemakers and implantable defibrillators. EchoFlow sensors-will be disposable products, and will connect to an electronics module. The Company has successfully performed bench tests on EchoFlow sensors, has commenced preclinical testing and expects to continue preclinical testing during 1998. The Company cannot predict, when, if ever, such products will be successfully developed or available for commercial sale.

      The Company has initiated pre-clinical trials for EchoFlow. The trials will study EchoFlow for use during cardiovascular procedures and for post-operative examinations of the circulatory system. The trials are being conducted at Mt. Sinai Hospital in New York City under the direction of Larry Hollier, M.D., Chairman, Department of Surgery, and are expected to be completed by the first half of 1998. Assuming positive results of the trials, clinical trials are expected to begin in the second half of 1998.

      Pursuant to the terms of the October 1997 Medtronic Agreement, Medtronic received a six-month option to evaluate the uses of the Company's proprietary EchoFlow technology for cardiovascular surgery for possible future licensing. See "Collaborative Agreements."

      ECHOEYE The Company is engaged in the research and development of products incorporating the EchoEye technology which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward looking intravascular images and guidance for minimally invasive ultrasound guided procedures. The Company has successfully performed preclinical testing on the EchoEye technology and expects to continue preclinical testing of EchoEye products in 1998.

      Pursuant to the terms of the October 1997 Medtronic Agreement, Medtronic received a six-month option to evaluate the uses of the Company's proprietary EchoEye technology for cardiovascular surgery for possible future licensing. See "--Collaborative Agreements."

      Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's proprietary EchoEye technology in the field of electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

         GENERAL Any further developments of the Company's proposed products, as well as other products the Company wishes to pursue, may depend on the Company's continued ability to obtain substantial additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise. In addition, such products are expected to be subject to regulatory approval by the FDA and comparable foreign agencies or state health departments prior to marketing.

MARKETS AND APPLICATIONS

      Set forth below is a description of the markets and applications for the Company's products and proposed products.

COLORMARK

      The Company has commenced establishing clinical reference sites to begin direct marketing of the ColorMark Clip for needle biopsies to radiologists and breast surgeons and for vascular access procedures to interventional radiologists and invasive cardiologists. The Company has had minimal sales of the ColorMark Clip. Pursuant to the terms of the Medison Agreement, the Company granted an exclusive distributorship to Medison with regard to the ColorMark Clip throughout the Far East, and a non-exclusive distributorship with regard to the ColorMark Clip throughout other parts of the world. See "--Collaborative Agreements."

      Needle Biopsy Biopsies, in which small pieces of tissue are excised and examined, are performed in order to diagnose the cause of abnormal masses of tissue. Biopsies are sometimes performed after the entire tissue mass has been removed surgically, but biopsies can often be performed before surgery using biopsy needles. To successfully perform a needle biopsy, often an imaging device is needed to guide the biopsy needle. Biopsy procedures include fine-needle aspiration biopsy, core biopsy, and surgical biopsy. Based upon management's analysis of American Cancer Society statistics, physician interviews and published clinical reports, the Company believes that a significant portion of these procedures could require guidance using either ultrasound imaging, CT scanning, X-ray imaging or MRI. Management believes ultrasound is generally considered by clinicians to be the preferred guidance imaging method, as it is less costly and less time-consuming than other alternatives. However, use of this method is currently hampered by the fact that the biopsy needle is often difficult to see on the imaging screen. The needle may disappear altogether if it is not at a favorable reflecting angle for the ultrasound transducer. Clinicians must master various techniques for getting the needle to appear on the screen by adjusting the alignment of the needle or "jiggling" it. Textured needles provide only a limited solution to this problem, although they are less expensive than the ColorMark clip. As a result, only experienced clinicians generally attempt ultrasound guided biopsy. The ColorMark Clip is designed to eliminate this needle invisibility problem in biopsy procedures. The Company believes that the ColorMark Clip could enable needle biopsies to be performed faster, easier and more accurately. The FDA has recently cleared for marketing the use of an ultrasound system manufactured by ATL for diagnosing cancerous lesions in the breast which are larger than 1 cm. The use of such ultrasound system may reduce the number of surgical biopsies performed each year. However, the Company believes that such FDA approval may lead to an increase in acceptance and use of ultrasound for detecting breast cancer.

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

      Collaborative Agreements Relating to the ColorMark Technology

      Pursuant to the terms of the December 1996 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's proprietary ColorMark technology to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart. See "--Collaborative Agreements."

      Pursuant to the terms of the October 1997 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's proprietary ColorMark technology in guiding devices during cardiothoracic surgical procedures. See
"--Collaborative Agreements."

      Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's proprietary ColorMark technology in the field of electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

ECHOMARK

      Infertility Therapy Infertility therapy generally includes hysterosalpingography ("HSG") procedures which image the uterus and fallopian tubes and SSG procedures which image each fallopian tube individually. Both of these procedures involve X-rays and the injection of iodinated contrast media into the fallopian tubes and uterine cavity in order to view the condition of the cavity and determine whether lesions or other obstructions exist. These examinations are expensive, highly invasive and uncomfortable for patients, and they must be performed in the hospital. The procedures involve injection of potentially toxic contrast dyes into the body and the related risks from exposure to radiation.

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

      Cardiac Electrophysiology The EchoMark EP Catheter was designed for the diagnosis and treatment of cardiac arrhythmias. The Company believes that the EchoMark EP Catheter allows more rapid placement of EP catheters than present X-ray techniques. As such, this product represents a potentially significant improvement in this procedure. Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right to make, have made, use and sell products the Company's proprietary EchoMark technology in the field of cardiac electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

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

      Collaborative Agreements with Regard to the EchoMark Technology

      Pursuant to the terms of the December 1996 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's proprietary EchoMark technology to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart. See "--Collaborative Agreements."

      Pursuant to the terms of the October 1997 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the application of the Company's proprietary EchoMark technology in guiding devices during cardiothoracic surgical procedures. See "--Collaborative Agreements."

      Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's proprietary EchoMark technology in the field of electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

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

      The Company anticipates that, subject to completing its research and development, obtaining the necessary FDA and other regulatory approvals and developing a commercial prototype, it will market and sell EchoFlow products to cardiologists and surgeons for applications in cardiac output, post-operative cardiac bypass graft monitoring, stents, and potentially for intensive care monitoring of circulatory status. The commercialization of such products may depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise.

      Pursuant to the terms of the October 1997 Medtronic Agreement, Medtronic received a six-month option to evaluate the uses of the Company's proprietary EchoFlow technology for cardiovascular surgery for possible future licensing. See "--Collaborative Agreements."

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

      Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's proprietary EchoEye technology in the field of electrophysiology. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

      Pursuant to the terms of the October 1997 Medtronic Agreement, Medtronic received a six-month option to evaluate the uses of the Company's proprietary EchoEye technology for cardiovascular surgery for possible future licensing.

OTHER POTENTIAL MARKETS

       The Company has identified a number of clinical applications, for which the Company's technologies may be used but which do not as yet represent markets on which the Company has chosen to concentrate. These potential applications include central venous pressure catheters, chorionic villi sampling/ amniocentesis, intrauterine ultrasound imaging, percutaneous drainage, percutaneous transluminal angioplasty, percutaneous umbilical blood sampling, temporary pacing wires and thermal dilution catheters. The Company may seek to address these markets through strategic alliances with other entities.

RESEARCH AND DEVELOPMENT

      The Company has incurred an aggregate of approximately $7,903,000 (excluding the value of the technology contributed at inception by Ultramed, Inc., a privately-held corporation ("Ultramed")) of research and development expenses from its inception through August 31, 1997, including approximately $1,052,000 during the fiscal year ended August 31, 1996 and approximately $1,471,000 during the fiscal year ended August 31, 1997. Substantially all of the Company's research and development expenditures to date have related to the development of the ColorMark, EchoMark, EchoEye, and EchoFlow technologies and the products utilizing such technologies and development of manufacturing techniques for such products.

      In February 1996, $575,000 was paid by the Company to Heart Rhythm Technologies, Inc. ("HRT"), a subsidiary of Guidant Corporation ("Guidant") to reacquire the technology rights to the Company's EchoMark and EchoEye technologies in connection with an exclusive licensing and development agreement between the Company and HRT dated September 21, 1992. Such licensing and development agreement was terminated in February 1996.

      The Company conducts all of its research and development on the premises of its facility in Princeton, New Jersey. The Company has eight full-time employees dedicated to research and development activities and one employee dedicated to regulatory activities. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices.

COLLABORATIVE AGREEMENTS

      Medtronic Agreements

         December 1996 Medtronic Agreement

      Pursuant to the terms of the December 1996 Medtronic Agreement, the Company granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's EchoMark and ColorMark proprietary technologies to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart.

      In consideration of the grant of the exclusive license to Medtronic, Medtronic agreed, among other things, to pay to the Company: (i) $150,000 which was paid upon execution of the December 1996 Medtronic Agreement; (ii) $800,000 consisting of payments in installments as certain development milestones and initial sales are achieved on the ColorMark products; (iii) annual minimum royalties beginning two (2) years after FDA approval of the first product commercialized by Medtronic which utilizes the Company's ColorMark visualization; and (iv) when commercially available, royalties on the sale by Medtronic of products utilizing the Company's ColorMark or EchoMark technologies. The total cumulative royalties payable to the Company under the terms of the December 1996 Medtronic Agreement are capped at $20,000,000.

         October 1997 Medtronic Agreement

      Pursuant to the terms of the October 1997 Medtronic Agreement, the Company, among other things: (i) granted Medtronic a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's ColorMark and EchoMark technologies in guiding devices during cardiothoracic surgical procedures; and (ii) granted Medtronic the exclusive right and option at any time within six (6) months of the effective date of the October 1997 Medtronic Agreement, to acquire a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding devices during cardiothoracic surgical procedures.

      In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000 million, which amount includes, among other things: (i) $800,000 paid to the Company in upfront licensing fees; (ii) $1,000,000 from the purchase of 363,636 restricted shares of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), issued to Medtronic Asset Management, Inc., a wholly-owned subsidiary of Medtronic; and (iii) future payments by Medtronic to the Company which include minimum annual royalties upon product commercialization. The total cumulative royalties payable to the Company under the terms of the October 1997 Medtronic Agreement are capped at $20,000,000. The total payments to the Company under the December 1996 Medtronic Agreement are $150,000 as of December 4, 1997.

      As of October 30, 1997, the Company entered into a Subscription Agreement with Medtronic Asset Management, Inc. whereby Medtronic Asset Management, Inc. purchased 363,636 restricted shares of Class A Common Stock, at a purchase price of $2.75 per share. Medtronic Asset Management, Inc. is a wholly-owned subsidiary of Medtronic through which Medtronic holds certain investments.

      EP MedSystems Agreement

      Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's ColorMark, EchoMark and EchoEye proprietary technologies for use in the field of electrophysiology. The license granted to EP MedSystems specifically excludes use of the Company's ColorMark, EchoMark and EchoEye technologies on permanently implantable defribillators and pacemaker leads.

      In consideration of the license grant, EP MedSystems agreed to: (i) pay to the Company an initial license fee of $700,000, payable in installments as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies, including (a) completion of the testing of a limited series of patients, (b) completion of a development program for EchoEye, and (c) the sale of a limited quantity of EchoMark Electrophysiology Catheters; (ii) EP MedSystems' agreement to make royalty payments to the Company on the sale of products utilizing the Company's ColorMark, EchoMark and EchoEye technologies in the field of electrophysiology. The total cumulative royalties payable to the Company under the terms of the EP MedSystems Agreement are not to exceed $30,000,000.

      As of February 17, 1997, the Company entered into a Subscription Agreement with EP MedSystems whereby EP MedSystems purchased 280,000 shares of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Cumulative Convertible Preferred Stock") for $1,400,000. The EP MedSystems Agreement provides that any royalties payable to the Company pursuant to the terms of the EP MedSystems Agreement can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Series B Cumulative Convertible Preferred Stock which are accrued but not paid as of the date such royalty payment is due. See "Item 3--Legal Proceedings."

      Medison Agreement

      Pursuant to the terms of the Medison Agreement, the Company granted Medison the exclusive right to promote, sell and distribute certain products utilizing the Company's ColorMark proprietary technologies throughout the Far East. The Medison Agreement specifically excludes the sale by Medison of products utilizing the Company's ColorMark technology for use in cardiac ablation of pacemaker lead implantation or removal or procedures related thereto. The Company and Medison have also agreed to collaborate on certain ultrasound technologies for the development of future products.

      Bard Agreement

      Pursuant to an agreement dated September 24, 1993 (the "Bard Agreement"), between the Company and Bard Radiology Division of C.R. Bard, Inc. ("Bard"), the Company granted Bard (i) the exclusive right to distribute modified needles and retrofitted biopsy gun devices throughout the world, and (ii) the non-exclusive right to distribute the Company's driver boxes throughout the world. In consideration of the license grant, the Company received, among other things, a $540,000 advance on the Company's future receivables from Bard evidenced by a promissory note in the principal amount of $540,000. The Bard Agreement was terminated on October 28, 1996. In April 1997, the Company agreed to pay $598,000, representing the full amount of principal and interest owing as of April 1997 by the Company to Bard under the Bard Agreement, at any time prior to July 1998. The amount due as of August 31, 1997 was $615,000.

MANUFACTURING AND SUPPLIERS

      The Company currently manufactures EchoMark CSI systems, ColorMark disposable clips, and ColorMark drivers at its own facility. Outside vendors are used to fabricate catheters and to mount sensors. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices. The Company intends to continue to manufacture certain unique elements of its products. The Company believes that with its current facilities and vendor arrangements, it can manufacture enough of its products to meet its anticipated needs through 1999. Thereafter, the Company will be required to raise significant additional capital, attract and retain experienced personnel, purchase or lease additional equipment and comply with extensive government regulations with respect to its facilities. Further, even if the Company manufactures its products directly, it will continue to depend upon subcontractors to manufacture and deliver certain components of its products in a timely and satisfactory manner. The Company has limited manufacturing capability and depending upon the volume of its products sold, the Company may determine to enter into arrangements with others for the manufacture and assembly of its products, in which event it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis. There can be no assurance that the Company will be successful in entering into any arrangements with others on acceptable terms or at all.

      The Company believes that its products are manufactured in substantial compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. In April 1997, the FDA conducted an inspection of the Company's facilities and subsequently notified the Company that it was in compliance with the FDA's GMP regulations. At various assembly stages, each component undergoes testing to check compliance with Company specifications. Third-party manufacturers generally are required to verify that product fabrication and inspection process steps meet the Company's specifications and applicable regulatory requirements. Upon successful completion of these tests, the products are packaged, sterilized, prepared for shipment and subject to final inspection. If the Company enters into agreements with contract manufacturers for producing its products, these manufacturers will be required to operate under FDA GMP regulations and other relevant regulatory standards and produce materials to the Company's specifications.

MARKETING AND SALES

      To date the Company has had minimal sales of its products. The Company is currently in the process of developing a sales organization to market and sell its products and is currently developing its in-house marketing staff. Sales and marketing efforts are currently focused on the ColorMark Clip for guiding needle biopsies and vascular access procedures.

      The Company has entered into collaborative agreements for the marketing and sale of certain of its products. Such collaborative agreements include the December 1996 Medtronic Agreement, the October 1997 Medtronic Agreement, the EP MedSystems Agreement and the Medison Agreement. See "--Collaborative Agreements"; and "Item 3--Legal Proceedings."

      The Company intends to enter into additional joint venture, licensing, or other collaborative arrangements to market and sell its products. When, and if, the Company enters into these arrangements, these arrangements may result in the lack of control by the Company over the marketing and selling of the Company's products.

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

      COLORMARK Management is aware of only two companies that market or have marketed products that compete with the ColorMark Clip ATL sold or may in the future sell Biosponder'tm', a biopsy needle mounted with a flat ultrasound sensor; its principle of operation is similar to the Company's EchoMark technology. Management believes that its needle visualization technology has advantages over the ATL product since Biosponder'tm' is confined to use with one particular ATL scanhead and is made in only one needle size. It is thus not usable with other systems already in the field or adaptable for all uses. Furthermore, the sensor has a limited "angle of acceptance" (meaning the range of needle positions relative to the ultrasound imaging transducer that will produce usable images) relative to the Company's technology, although its range is broader than that of an ordinary biopsy needle.

      The second competing product is the Smart Needle'tm' marketed by the Peripheral Systems Group ("PSG") of Advanced Cardiovascular Systems, a subsidiary of Guidant. The Smart Needle'tm' is a Doppler-guided needle useful for assisting vascular access.

To date, the product has been directed primarily to interventional radiologists. Unlike the ColorMark Clip, the Smart Needle'tm' is not guided by ultrasound visualization of the target artery, so it does not eliminate all of the difficulties of vascular access.

      In addition, several biopsy needle manufacturers market needles that have been specially resurfaced to enhance their echogenicity (and thus their visibility under ultrasound). Although helpful and less expensive than the Company's technology, management believes these modifications do not fully improve visualization sufficiently during needle biopsy and vascular access procedures.

      ECHOMARK Management believes there are no companies that compete directly with its EchoMark technology for guiding catheters under ultrasound. ATL's Biosponder'tm' technology, although in some ways similar to the EchoMark technology, is not designed to be mounted onto a catheter.

      Management believes that several companies are developing alternative technologies that are designed to address the infertility market both from a diagnostic and a therapeutic standpoint. These products typically rely on optical technology. Although these products may not be directly comparable with the Company's ultrasound technology, they present a potential threat to the commercial success of the Company's products. For example, several companies are developing miniature flexible fiber optic endoscopes (falloposcopes) that can provide direct visualization of the fallopian tubes for diagnostic and therapeutic purposes. To guide falloposcopes to the fallopian tubes, OvaMed Inc. and others have initiated development of self-guiding (pre-curved) catheters that are designed to find the opening of the fallopian tubes without direct or ultrasound visualization. Other infertility market competitors such as Bard, Cook Medical Company and Boston Scientific Corporation ("Boston Scientific") all have the catheter technology and expertise to develop X-ray guided catheters. While these catheters have the advantage of using the traditional method of X-ray guidance, they have the disadvantage of exposing potentially fertile reproductive systems to radiation.

      ECHOFLOW There are other hemodynamic sensing systems that are used in animal studies, utilizing Doppler or transit-time ultrasound, or electromagnetic flowmeters, to measure bloodflow. However, management believes that these laboratory devices, if successfully developed, may not be feasible for long-term implantation, unlike the small, flexible and inert structures of its proposed products utilizing the EchoFlow technology. However, long-term successful implantation of EchoFlow devices has also not been determined.

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

      The Company holds four issued United States patents related to aspects of the ColorMark technology, has two issued United States patents related to aspects of the EchoMark technology, has received three patents in the United States covering aspects of the EchoFlow technology and holds one issued United States patent for the EchoEye technology. The Company is in the process of applying for foreign patent approvals for all of its technologies.

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

      The EchoFlow patents are directed to the use of diffractive transducers and their use in phase or frequency modulation to measure fluid flow; two patents will expire in 2016 and the third patent will expire in 2017. One additional patent application relating to EchoFlow technology is currently pending.

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

      TRADENAME, TRADEMARK AND SERVICE MARK RIGHTS The Company is the owner of the registered trademarks ColorMark'r', EchoMark'r' and EchoEye'r' in the United States and registration is pending for EchoFlow'tm'.

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

      If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a Class I or Class II device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device that was legally introduced to the market after the FDA has found it to be substantially equivalent to a legally marketed device, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. Substantial equivalence also can be found for pre-1976 Class III devices for which premarket approval applications ( "PMA" ) have not been required. The 510(k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) pre-market notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) pre-market notification. However, the FDA currently responds to the submission of a 510(k) pre-market notification within approximately 130 days. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

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

      The Company is registered as a medical device manufacturer with the FDA. As such, the Company and its contract manufacturer will be inspected on a routine basis by the FDA for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, and control activities. Foreign manufacturing facilities that produce devices for sale in the United States are also subject to these GMP requirements and to periodic FDA inspections. On October 7, 1996, the FDA revised the GMP regulations to include, among other things, design controls and service. These revised regulations became effective on June 1, 1997. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

      In April 1997, the FDA conducted an inspection of the Company's facilities. Subsequent to such inspection, the FDA notified the Company that it was in compliance with the FDA's GMP regulations.

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

      The Company began animal trials with EchoFlow products in late 1996. It is anticipated that clinical trials will begin in 1998. EchoEye is still in a preclinical phase of development. An operational prototype of an EchoEye device was successfully tested in an animal trial in 1993. Additional in vitro testing is currently underway. After refining its working prototype of an EchoEye product, the Company plans to perform several clinical trials and then file a 510(k) application for permission to market such product in peripheral vascular applications. Coronary vascular applications and minimally invasive surgical applications for which a PMA or other more extensive regulatory process would be required may be pursued at a later date.

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

PRODUCT LIABILITY AND INSURANCE

      The testing, clinical trials, manufacturing, and sale of the Company's products involve the inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage of $6,000,000; however, such insurance is expensive, subject to various exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. See "Risk Factors--Potential Product Liability; Limited Insurance."

HUMAN RESOURCES

      As of December 4, 1997, the Company employed 15 full time employees. Seven employees provide research and development services, three work in production, four employees provide management and administrative services and one employee provides regulatory services. The Company has one part-time employee who provides research and development services and one part-time employee who provides administrative services.

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

      Dr. William Abott      Professor of Surgery, Harvard Medical School,
                             Boston, Massachusetts, Chief of Vascular Surgery at the Massachusetts General Hospital, Boston,
                             Massachusetts.

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

      Each of the Medical Advisors has entered into a medical advisory agreement ("Medical Advisory Agreements"), pursuant to which the Medical Advisors meet up to four days annually to advise the Company of advances in their field of expertise and to consult with the Company and to assess the feasibility of research and development programs under consideration by the Company in their field, and to offer guidance for future research and clinical applications of the Company's technology in their field. The Medical Advisors also meet individually and in groups to advise the Company on its research, development, operations and commercialization of its technology and to consult on the Company's projects and to attend meetings of the Medical Advisors. Generally, any further activities, if requested, are on an as available basis and at the agreed upon fee. The Medical Advisory Agreements contain confidentiality provisions.

      The Medical Advisors are not expected to otherwise actively participate in the development of the Company's technology. The Medical Advisory Agreements are for a term of five years. In consideration for the services to be rendered under the Medical Advisory Agreements, Dr. Abbott and Dr. Isselbacher each receive an amount of $15,000 per annum, Dr. Fuster receives an amount of $25,000 per annum, and each is reimbursed for reasonable expenses. In addition, in January 1996, Dr. Abbott and Dr. Isselbacher were each granted options to purchase 10,000 shares of Class A Common Stock under the Company's 1995 Stock Option Plan (the "Option Plan") at an exercise price of $5.00 per share, which options will vest in five equal annual installments commencing January 17, 1996 and are exercisable for a period of five years following the date of vesting. The Medical Advisory Agreements also provide for indemnification of each Medical Advisor, his successors, heirs and assigns against any liabilities, damage, loss and expense (including reasonable attorneys' fees and expenses of litigation) incurred or imposed upon indemnities or any one of them in connection with any class action suits, demands or judgments arising from their good faith services under the Medical Advisory Agreements.

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

HISTORY, REORGANIZATION AND RECAPITALIZATION

      The Company is a New Jersey corporation which was incorporated in September 1992 as the successor to the business and assets of EchoCath, Ltd., a New Jersey general partnership (the "Partnership"). The Partnership was formed in February 1990 under the name Catheter Technology, Ltd., and in June 1991, changed its name to EchoCath, Ltd.

      In August 1995, the Company effected a .848 for 1 reverse stock split of its common stock. The resulting shares were then converted and reclassified as 848,000 shares of Class B Common Stock, no par value (the "Class B Common Stock") (together with the Class A Common Stock, the "Common Stock"). Shortly thereafter, the Company's outstanding shares of preferred stock and warrants to purchase preferred stock were canceled in exchange for the issuance of 127,000 shares of Class B Common Stock.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

      The following factors, among others, could cause the Company's actual results, performance or achievements, or industry results, to differ materially from those expressed in the Company's forward-looking statements in this Report and presented elsewhere by management from time to time.

      LIMITED COMMERCIAL OPERATIONS; NO ASSURANCE OF SUCCESS

      Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the Company's early stage of development which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing and assembly, the competitive environment in which the Company will operate, marketing problems and additional costs and expenses that may exceed current estimates. Certain of the Company's proposed products will require significant additional research, development, testing and financing, and may need to overcome significant regulatory burdens prior to commercialization. There can be no assurance that after the expenditure of substantial funds and efforts, the Company's proposed products will be successfully developed.

      SHAREHOLDERS' DEFICIT; EXPECTATION OF SUBSTANTIAL FUTURE LOSSES

      From its inception through August 31, 1997, the Company has incurred a cumulative net loss of $(14,211,289). At August 31, 1997, Company had working capital of $70,225 and a shareholders' deficit of ($179,850). Operating losses for the years ended August 31, 1996 and 1997 were ($2,921,575) and ($2,839,049), respectively. The Company intends to conduct significant additional research, development and testing activities which, together with expenses incurred for the establishment of a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

      NEED FOR ADDITIONAL FINANCING

      The Company believes that the net proceeds from various licencing agreements and private equity placements together with funds expected to be generated from operations will be sufficient to meet its cash requirements through December 1998; however, there can be no assurance that the Company will not require additional financing prior to that time or that, if required, additional financing will be available on acceptable terms or at all. In any event, the Company will require substantial additional financing in the future to fully implement its proposed business plan. Former sources of capital are not obligated, and are not expected to contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company and there can be no assurance that additional financing will be available on terms favorable or acceptable to the Company, if at all. Failure to obtain such additional financing would have a material adverse effect on the Company's business and prospects and could require the Company to severely limit or cease its operations.

      UNCERTAINTY OF MARKET ACCEPTANCE

      The commercial success of the Company's ColorMark Clip, EchoMark, EchoFlow and EchoEye, as well as the Company's other products and proposed products, will depend upon acceptance of such products by the medical community as safe, useful and cost-effective. There can be no assurance that the benefits of utilizing ultrasound technology for the Company's intended applications will gain acceptance by the medical community to enable such products to gain commercial acceptance. There can be no assurance that the Company will not experience resistance from the medical community with respect to any of its products in the future. The Company may be required to expend substantial additional funds and time in order to demonstrate the safety, efficacy and reliability of its products to potential customers.

      RELIANCE ON COLLABORATIVE ARRANGEMENTS; RESTRICTIONS

      The Company has granted certain companies the exclusive right to market and distribute, in certain territories, selected technologies of the Company pursuant to certain collaborative agreements. Such collaborative agreements contain certain provisions restricting the Company, among other things, to license and/or distribute its technologies. As a result, the Company may not market products or proposed products that are covered by those agreements independently and may not enter into strategic alliances or collaborative agreements with other parties relating to any products covered by any such exclusivity agreements. Restrictions regarding exclusivity limit the Company's ability to pursue and negotiate collaborative agreements with other entities on terms which may be more favorable to the Company. In addition, the amount of resources and the time that any of these collaborators devote toward marketing the Company's products or proposed products are not within the Company's control. There can be no assurance that any marketing, sales or other efforts undertaken by the Company or its collaborators will be successful. Each of these agreements terminates under specified circumstances and any termination would have a material adverse effect on the Company.

      Consistent with its business strategy, the Company intends to pursue licensing, joint development and other collaborative arrangements with other strategic partners. There can be no assurance, however, that the Company will be able to find additional collaborators or negotiate additional collaborative agreements on terms acceptable to the Company, if at all, that the collaborative agreements with the Company will be successful, or that collaborators will devote sufficient resources to the Company's products, proposed products or technologies. In addition, there can be no assurance that future collaborative arrangements will not allow others to enter into arrangements with the Company's collaborators for the commercialization of the same product or that collaborators will not pursue alternative products either on their own or in collaboration with others, including the Company's competition. See "Business-Collaborative Agreements."

      COMPETITION AND RAPID TECHNOLOGICAL CHANGE

      The health care industry is characterized by extensive research efforts and rapid technological change. Competition for imaging catheters is intense and is expected to increase. Certain of the Company's proposed products are expected to compete against other types of imaging systems (such as CT, optical scanning, X-ray and MRI) as well as other ultrasound imaging products. Manufacturers of non-imaging therapeutic catheters or external ultrasound imaging devices could also enter the market with competitive products. In addition, many companies are engaged in research and development of new devices that may address the same clinical applications as the Company's products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies. The future success of the Company will depend, in part, on the degree of clinical acceptance of ultrasound imaging as opposed to competing technologies as well as on acceptance of the Company's products for ultrasound imaging applications. Many of the Company's competitors and potential competitors have substantially greater financial, technological, manufacturing, marketing, distribution, and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and less costly than those developed or being developed by the Company, thereby rendering the Company's technologies not competitive or obsolete.

      LIMITED MANUFACTURING AND ASSEMBLY EXPERIENCE; POTENTIAL DEPENDENCE ON OUTSIDE PARTIES FOR MANUFACTURING AND ASSEMBLY OF THE COMPANY'S PRODUCTS; DEPENDENCE UPON KEY SUPPLIERS

      The Company has limited manufacturing and assembly experience and to date has not yet manufactured any of its products in significant quantity. No assurance can be given that the Company will ever be able to establish commercial scale manufacturing operations. The Company is dependent upon subcontractors to manufacture and deliver certain components of its products in a timely and satisfactory manner and any interruption in the supply of such components could have a materially adverse effect on the manufacturing and assembly of the Company's products. If the Company retains third parties for manufacturing and assembly of its products, it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis. There can be no assurance that the Company will be successful in entering into any manufacturing arrangements with others on acceptable terms or at all.

      LIMITED MARKETING AND SALES EXPERIENCE; POTENTIAL DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND SALES

      The Company as is currently structured in the process of developing a sales organization to market and sell its products and is currently developing its in-house marketing staff. There can be no assurance that the Company will be successful in establishing such sales organization or in-house marketing staff or as to the effectiveness of such sales organization or in-house marketing staff. The Company also intends to rely upon a network of distributors or enter into joint venture, licensing, or other collaborative arrangements to market and sell its products. Such arrangements may result in a lack of control by the Company over the marketing and selling of its products. There can be no assurance that the Company will be successful in entering into any such arrangements or be able to effectively manage and maintain its relationships with others, or that any marketing and sales efforts undertaken by or on behalf of the Company by others will be successful. In addition to domestic sales, the Company intends to sell its products outside of the United States. In June 1997, pursuant to the terms of the Medison Agreement, the Company granted Medison the exclusive right to promote, sell and distribute certain products utilizing the application of the Company's proprietary ColorMark technology throughout the Far East. There can be no assurance that the Company will be successful in entering into other such arrangements to sell its products outside of the United States. See "--Collaborative Agreements."

      RISK INHERENT IN INTERNATIONAL TRANSACTIONS

      A number of risks are inherent in international transactions, such as the imposition of governmental controls, fluctuations in foreign currency exchange rates, regulation of medical devices and other medical products, export license requirements, political and economic instability, trade restrictions, changes in tariffs, and difficulties and expenses in managing international operations. In order to sell its products in Europe, the Company must obtain regulatory approval of its products (the "CEMark") by June 14, 1998. There can be no assurance that any of the Company's products will receive the CE Mark.

      DEPENDENCE UPON, AND NEED FOR, KEY PERSONNEL

      The Company is dependent upon a limited number of key personnel, particularly Frank A. DeBernardis, its Chief Executive Officer and President, and David Vilkomerson, Ph.D., its Executive Vice President. The loss of these individuals or a reduction in the time devoted by such persons to the Company's business could have a material adverse effect on the Company's business. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities, and other organizations, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to attract and retain the necessary personnel on acceptable terms or at all.

      UNCERTAIN PROTECTION OF PATENT AND PROPRIETARY RIGHTS; NO ASSURANCE OF ENFORCEABILITY OR SIGNIFICANT COMPETITIVE ADVANTAGE

      The Company considers patent protection of its technologies to be critical to its business prospects. The Company currently holds four issued United States patents related to aspects of the ColorMark technology, has two issued United States patents related to aspects of the EchoMark technology, has received three patents in the United States covering aspects of the EchoFlow technology and holds one issued United States patent for the EchoEye technology. Applications corresponding to the ColorMark, EchoMark, EchoEye and EchoFlow technology patents have been filed in Europe and Japan under PCT provisions. The Company intends to file other patent applications on inventions developed in the course of continuing research and development efforts and is in the process of applying for foreign patent approvals for all of its technologies. There can be no assurance that the Company's pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or more advanced technologies or design around aspects of the Company's technologies which may be patented or duplicate the Company's trade secrets. The Company may in some cases be required to obtain licenses from third parties or to redesign its products or processes to avoid infringement. There can he no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

      POTENTIAL ADVERSE IMPACT OF FDA AND OTHER GOVERNMENT REGULATIONS

      The manufacturing and marketing of the Company's products is subject to extensive and rigorous government regulation in the United States, in various states and in foreign countries. In the United States and certain other countries, the process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA enforces, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, recordkeeping and reporting requirements for medical devices. Although the Company has received FDA clearance for marketing certain of its products, there can be no assurance that any of the Company's other products or proposed products will ever obtain the regulatory clearance or approval required for marketing, or that the Company will be able to comply with any additional FDA, state or foreign regulatory requirement. In addition, there can be no assurance that government regulations applicable to the Company's products or the interpretation of those regulations will not change, including those related to the products currently cleared for marketing, and thereby prevent the Company from marketing some or all of its products temporarily or permanently. The Company is also subject to other federal, state, and local laws, regulations and recommendations relating to laboratory and manufacturing practices as well as Medicare, Medicaid and anti-kickback laws of certain states. Noncompliance with applicable requirements can result in civil penalties, the recall, injunction or seizure of products, an inability to import products into the United States, the refusal by the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved product applications and criminal prosecution. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted.

      LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

      In the United States, the Company anticipates that its products will be purchased primarily by medical institutions and physicians which will then bill various third-party payers, such as Medicare, Medicaid, other government programs, and private insurance plans, for the health care services provided to their patients. Payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication or not cost-effective. No separate code has yet been established to bill for the physician procedure involved in the use of the ColorMark Clip or for the cost of the ColorMark Clip. Currently, the ColorMark Clip is billed using other existing procedure codes, which do not fully reimburse physicians for the cost of the product. There is no assurance that efforts by the Company to obtain a separate code for the ColorMark Clip will be successful or, if successful, that third-party payers will cover the procedure and reimburse it at an adequate level. Third-party payers are increasing their level of scrutiny of new medical technologies with respect to whether such technologies should be covered and, if so, how much they should be reimbursed. In addition, Congress is currently considering several health care reform proposals which, if enacted, could significantly affect the availability of reimbursement for medical products and services. There can be no assurance that reimbursement for procedures utilizing the Company's products will be sufficient to cover the additional cost of the Company's products, or that future reimbursement policies of payers will not adversely affect the Company's ability to sell its products on a profitable basis.

      POTENTIAL ADVERSE IMPACT OF ANTI-REMUNERATION LAWS

      The Medicare and Medicaid anti-kickback status prohibits financial relationships designed to induce the purchase (or arranging for or recommending the purchase) of items or services, or patient referrals to providers of services, for which payment may be made under Medicare, Medicaid, or other federally funded health care programs. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare and Medicaid payments may be made. Sanctions under these Federal and state anti-remuneration laws may include civil money penalties license suspension or revocation, exclusion of providers or practitioners (but under current law not manufacturers) from participation in Medicare and Medicaid, and criminal fines or imprisonment. Because of the breadth of the statutory provisions described above, it is possible that some of the Company's business practices could be subject to challenge under one or more such laws.

      POTENTIAL PRODUCT LIABILITY; LIMITED INSURANCE

      The testing, clinical trials, manufacturing and sale of the Company's products involve the inherent risk of product liability claims against the Company. The Company's product liability insurance coverage is expensive, subject to various exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. There can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company. A product liability claim or judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. If the Company enters into a joint venture or other arrangement with respect to its products or if the Company licenses its products to a third party, there can be no assurance that such joint venturers or licensees will agree or will be able to obtain or maintain insurance on acceptable terms, or that if such insurance is obtained, it will be adequate to cover the Company's potential liability. Products such as those sold or proposed to be sold by the Company may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company and its reputation.

      CHARGE TO INCOME IN THE EVENT OF RELEASE OF RESTRICTIONS ON SHARES

      In the event the restrictions on any Forfeitable Shares issued in connection with the Company's initial public offering of securities in January 1996 (the "Initial Public Offering") (includes 833,000 shares of Class B Common Stock (approximately 56% of the shares outstanding prior to the Company's Initial Public Offering) which will be transferred to the Company for no consideration if certain earnings or Class A Common Stock minimum bid price levels are not attained) are released, compensation expense will be recorded for financial reporting purposes in an amount equal to the value of the shares at the time such restrictions lapse. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets the minimum bid prices required for the release of the restrictions, the Company will recognize during the period in which such restrictions lapse, what could be a substantial charge to earnings, as compensation expense to the Company, which would have the effect of increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of compensation expense recognized by the Company may have a depressive effect on the market price of the Company's securities.

      CONTROL BY EXISTING SHAREHOLDERS; OWNERSHIP OF SHARES HAVING DISPROPORTIONATE VOTING RIGHTS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

      As of December 4, 1997, the Company's existing Class B Common Stock shareholders own 1,217,382 shares of Class B Common Stock, representing approximately 36% of the Company's outstanding capital stock and approximately 73.8% of the total voting power of the Class A Common Stock and Class B Common Stock currently outstanding. As a result, the Company's existing Class B Common Stock shareholders will be able to elect all of the Company's directors and otherwise control the Company. Furthermore, the disproportionate vote afforded the shares of Class B Common Stock could also serve to impede or prevent a change of control of the Company. As a result, potential acquirors may be discouraged from seeking to acquire control of the Company through the purchase of Class A Common Stock, which could have a depressive effect on the market price of the Company's securities.

      POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS

      The Company's Certificate of Amendment to the Restated Certificate of Incorporation (the "Certificate of Incorporation") and By-Laws and New Jersey's Business Corporation Act contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Class A Common Stock. Certain of such provisions impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions. Furthermore, the Company's Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of preferred stock on terms which may be fixed by the Company's Board of Directors without further shareholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Class A Common Stock. In February 1997, in connection with the EP MedSystems Agreement, the Company issued 280,000 shares of the Series B Cumulative Convertible Preferred Stock to EP MedSystems that contains certain priority claims to assets and dividends and special voting rights. The Series B Cumulative Convertible Preferred Stock and the issuance of other shares of preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which shareholders may receive premiums for their shares of Class A Common Stock or otherwise dilute the rights of holders of Class A Common Stock and the market price of the Class A Common Stock.

      POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS

      The Class A Warrants and Class B Warrants may be redeemed by the Company at a redemption price of $.05 per Warrant upon 30 days' notice if the average closing bid price of the Class A Common Stock exceeds $9.80 and $12.80 per share (subject to adjustment), respectively, for 30 consecutive business days ending within 15 days of the notice of redemption. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants or to accept the redemption price, which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

      RISK OF LOSS IN LAWSUIT

      The Company is named as the defendant in a lawsuit against the Company for violations of ss. 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and for common law fraud in connection with the Subscription Agreement, dated February 27, 1997, between the Company and EP MedSystems. The Company believes that the EP MedSystems Complaint is without merit and intends to defend itself vigorously. See "Item 3--Legal Proceedings."

      NO DIVIDENDS ANTICIPATED

      The Company has never paid any dividends on its Common Stock and does not anticipate the payment of dividends on the Common Stock in the foreseeable future. If a dividend on the Common Stock is declared by the Company's Board of Directors, the Board of Directors must simultaneously declare a dividend on the Series B Cumulative Convertible Preferred Stock in an amount per share equal to
(a) the product of (i) the dividend per share of Common Stock, multiplied by
(ii) the number of shares of Common Stock into which all of the outstanding Series B Cumulative Convertible Preferred Stock could then be converted, divided by (b) the number of Series B Cumulative Convertible Preferred Stock then outstanding, rounded to the nearest cent, each such determination to be made as of the record date for the determination of the dividend. Holders of the Series B Cumulative Convertible Preferred Stock are also entitled to dividends equal to $.0675 per share to the extent the Company has earnings and funds legally available to pay such dividends. To the extent that the Company does not have earnings or funds are not legally available to pay a dividend to the holder of the Series B Cumulative Convertible Preferred Stock, then such funds will be accrued as a liability on the books of the Company and be cumulative for the benefit of the shareholder.

      RISK OF LOW PRICED STOCKS

      If the Company's securities were to be removed from The Nasdaq SmallCap Market (the "Nasdaq"), they could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of their acquired securities in the secondary market.

      The Securities and Exchange Commission (the "Commission") regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are included on the Nasdaq and have certain price and volume information provided on a current and continuing basis or meet certain pubic float minimum net tangible assets and revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company currently leases an approximately 20,000 square foot facility on U.S. Route 1 in Monmouth Jct., New Jersey pursuant to a five-year lease expiring on March 31, 2002. Currently, the Company utilizes 15,000 square feet of such facility. However, the facility contains space appropriate for approximately 4,000 square feet of offices for planned personnel, and approximately 16,000 square feet appropriate for manufacturing and laboratory use. The lease provides for an annual rent of approximately $214,000 for the fiscal year ending August 31, 1997, $222,000 for the fiscal year ending August 31, 1998 and $259,000 for the fiscal year 1999, and $294,000 for each fiscal year thereafter through March 2002. Such lease also provides for payment by the Company of real estate taxes and certain operating expenses. The Company has an option to purchase the entire facility for a purchase price of $2,000,000 plus certain CPI adjustments, which expires on March 31, 2002. The Company believes that these facilities are adequate for its current administrative and manufacturing needs and that this facility will be sufficient to meet the Company's anticipated manufacturing needs through 1998. The property that the Company leases is in good condition.

      The Company has been informed that the current plan of the New Jersey Turnpike Authority ("NJTA") is that it will require the Company's facility to be taken as part of the development of Route 92. This plan could be implemented as early as the summer of 1998. The Company believes that it will have adequate time to locate new facilities at a reasonable rental rate and that any possible action by the NJTA will not have a material adverse effect on the Company.

      In addition, research and development activities are currently conducted on behalf of the Company in the United States and Europe at various hospitals.

ITEM 3. LEGAL PROCEEDINGS.

      On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. See "Collaborative Agreements." In the Complaint, EP MedSystems alleges that the Company violated ss.10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an Amended Complaint, also alleging violations of ss. 10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's Answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an Answer to the Amended Complaint, again denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement.

      The Company believes, after discussions with counsel, that the Complaint is without merit and intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the quarter ended August 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

      Since January 22, 1996, shares of the Class A Common Stock, have traded on the Nasdaq. The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low last sales prices for shares of the Class A Common Stock.

QUARTER ENDED                                        HIGH          LOW
-------------                                        ----          ---
February 29, 1996                                    4 1/4          4
May 31, 1996                                         4 1/2          3
August 31, 1996                                      5 1/2          4
November 30, 1996                                    5              4 1/2
February 28, 1997                                    6              4
May 31, 1997                                         4 1/8          3
August 31, 1997                                      3 5/8          2
September 1, 1997 through November 30, 1997          4 1/4          1 3/4


HOLDERS OF COMMON STOCK

      Based upon information supplied to the Company by its transfer agent, the number of shareholders of record of the Class A Common Stock and Class B Common Stock on December 4, 1997 was approximately 5 and 19, respectively. The Company believes that there are in excess of 600 beneficial owners of the Class A Common Stock whose shares are held in "Street Name."

DIVIDENDS

      The Company has never paid cash dividends with respect to the Class A Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Class A Common Stock. Any decision as to the future payment of dividends on Class A Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant. If a dividend on the Common Stock is declared by the Company's Board of Directors, the Board of Directors must simultaneously declare a dividend on the Series B Cumulative Convertible Preferred Stock in an amount per share equal to
(a) the product of (i) the dividend per share of Common Stock, multiplied by
(ii) the number of shares of Common Stock into which all of the outstanding Series B Cumulative Convertible Preferred Stock could then be converted, divided by (b) the number of Series B Cumulative Convertible Preferred Stock then outstanding, rounded to the nearest cent, each such determination to be made as of the record date for the determination of the dividend.

RECENT SALES OF UNREGISTERED SECURITIES

      During the period covered by this Report, except as previously included on a Form 10-QSB, the Company sold the following securities without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"), all in non-underwritten transactions:

      Class A Common Stock: The Company sold 363,636 restricted shares of Class A Common Stock to Medtronic Asset Management, Inc., an accredited investor, for $1,000,000 pursuant to the October 1997 Medtronic Agreement. The sale of securities was exempt under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

      Fiscal Year ended August 31, 1997 compared to fiscal year ended August 31, 1996.

      The Company had sales revenue for the fiscal year ended August 31, 1997 of $160,910 from the initial shipment of ColorMark products to Medison under the terms of a distribution agreement with a Medison and $150,000 from license fees, whereas the Company had no significant sales revenue in the fiscal year ended August 31, 1996, but did recognize $98,000 in revenue from a phase one SBIR grant.

      The Company charged $40,731 to cost of sales related to the above shipment of ColorMark products to Medison for the fiscal year ended August 31, 1997 and $38,881 was charged to cost of sales for the fiscal year ended August 31, 1996, because it was determined that certain inventory should be classified as research and development inventory. The amount was approximated at 22% of all inventory. The balance of the cost of sales of $11,433 was inventory that was classified as demonstration inventory during the fiscal year.

      The Company had research and development expenses for the fiscal year ended August 31, 1997 of $1,471,568. Research and development expenses increased 39.9% during the fiscal year ended August 31, 1997 when compared to the fiscal year ended August 31, 1996, after deducting $575,000 from the fiscal year ended August 31, 1996 because of a one time charge for the repurchase of certain technology rights. Research and development expenses increased because of the costs related to new hires; certain consultant expenses were incurred as a result of FDA compliance reviews; and because the fiscal year ended August 31, 1997 was the first full year after the completion of the Company's Initial Public Offering.

      The Company had selling, general and administrative expenses of $1,637,660 for the fiscal year ended August 31, 1997. Selling, general and administrative expenses increased 21.1% during the fiscal year ended August 31, 1997 because of fees paid to an additional Co-Chairman of the Board of the Company for the entire fiscal year, compared to fees paid to such Co- Chairman of the Board for seven months, and because of fees paid to a new hire for a full fiscal year. Compensation for officers was allocated on a new basis. Directors' and officers' insurance coverage was for a full year in the fiscal year ended August 31, 1997.

      The Company anticipates that revenues will be insufficient to meet all operating expenses for the foreseeable future even if there is market acceptance of its products, and accordingly, it expects to incur substantially increased operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

      In connection with the Company's Initial Public Offering, certain of the existing shareholders of the Company, primarily officers, directors and other employees, agreed to transfer a portion of their shares of the Company's Class B Common Stock (the "Forfeitable Shares") to the Company if the Company does not attain certain minimum earnings thresholds or if the Company's Class A Common Stock does not meet certain minimum bid prices. The Company believes that the release of the restrictions on the Forfeitable Shares held by officers, directors, employees and consultants will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, the Company will, in the event of the release of the restrictions, recognize during the period in which the earnings thresholds are met or probable of being met or the Company's Class A Common Stock meets or is probable of meeting the minimum bid prices, what could be a substantial charge which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's efforts have been principally devoted to research and development and raising capital, and the Company has sustained cumulative losses of approximately $(14,211,000) through August 31, 1997. These losses resulted primarily from research and development expenses aggregating approximately $8,478,000 relating to the Company's technologies and products, and expenses aggregating approximately $6,428,000 incurred in connection with marketing, and general and administrative activities, including legal and professional activities relating thereto, which are continuing. The Company has funded its activities through private placements of equity and debt securities, borrowings and the Company's Initial Public Offering. As of August 31, 1997, the Company had working capital of approximately $70,000, an accumulated deficit of approximately $(11,008,020) and a shareholders' deficit of approximately $(180,000).

      Since the date of inception (February 14, 1990) through August 31, 1997, net cash provided by financing activities totaled approximately $15,235,000 which consists of the following: (i) approximately $2,700,000 from the sale to several investors of 752,600 shares of Class B Common Stock; (ii) approximately $2,191,000 from the sale of 95,400 shares of Class B Common Stock; (iii) approximately $593,000 from the sale of 32,250 shares of Series A Convertible Preferred Stock and 32,250 warrants to purchase Series A Convertible Preferred Stock to three investors which were subsequently exchanged for 127,000 shares of Class B Common Stock; (iv) approximately $1,725,000, including $750,000 of capital contributed by Alliance Partners ("Alliance"); (v) $540,000, evidenced by the Bard Note; (vi) $250,000 evidenced by a note which has been repaid; (vii) net proceeds of approximately $838,000 from a bridge financing; (viii) a $100,000 loan which has been repaid; (ix) net proceeds of approximately $6,212,000 from the Company's Initial Public Offering; and (x) 280,000 shares of Series B Cumulative Convertible Preferred Stock for net proceeds of $1,356,089. The Company had cash and cash equivalents of $788,933 as of August 31, 1997.

      In January 1996, the Company entered into an agreement to repurchase, for $575,000, the rights previously granted under the HRT Agreement. Of such amount $500,000 was paid from the proceeds of the Company's Initial Public Offering and $75,000 was paid by certain existing shareholders of the Company, which $75,000 is reflected as a capital contribution. The Company recognized a $575,000 charge to operations relating to this agreement.

      In December 1996, the Company entered into the December 1996 Medtronic Agreement, for certain proprietary technologies. In fiscal 1997, the Company recognized $150,000 in license fees.

      In February 1997, the Company entered into the EP MedSystems Agreement and a Preferred Stock Subscription Agreement with EP MedSystems. The Company expects to receive development milestone payments totaling $700,000 in fiscal years after August 31, 1997 under the terms of the license agreement. The Company sold 280,000 shares of Series B Cumulative Convertible Preferred Stock for $1,400,000 under the terms of the Subscription Agreement with EP MedSystems. See "Item 3-- Legal Proceedings."

      During the 12-month period following the date of this Report, the Company intends to focus its efforts on marketing and sales of the ColorMark clip and continue pre-clinical testing of the EchoFlow, and if the results of such testing are successful, commence clinical testing of EchoFlow products. During such period, the Company will also continue testing of its EchoEye technology and seek support of an alliance partner. The Company may also commence research and development of the other products utilizing ColorMark and EchoMark technologies. The Company also intends to seek the requisite regulatory approvals for certain of the Company's proposed products during such time period.

      The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain of its products, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1998. The Company also believes that additional cash resources should be available either through financing provided by the completion of license agreements, see Note 1, and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. Following December 31, 1998, the Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share."
SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of February 28, 1998. This statement is not expected to have a material impact on the Company's financial statements.

ITEM 7.


                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                              Financial Statements

                                 August 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
EchoCath, Inc.:

We have audited the accompanying balance sheet of EchoCath, Inc. (formerly EchoCath, Ltd.) as of August 31, 1997, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EchoCath, Inc. as of August 31, 1997, and the results of operations and its cash flows for each of the years in the two-year period ended August 31, 1997 in conformity with generally accepted accounting principles.

Short Hills, New Jersey
October 29, 1997

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                                  Balance Sheet

                                 August 31, 1997

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                  $      788,933
   Inventory (note 2)                                                                200,565
   Prepaid expenses                                                                  109,994
                                                                                ------------
               Total current assets                                                1,099,492

Furniture, equipment and leasehold improvements, net (notes 3 and 5)                 324,243
Intangible assets, net (note 4)                                                      264,076
Other assets                                                                          27,827
                                                                                ------------

                                                                              $    1,715,638
                                                                                ------------
                                                                                ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable (note 5)                                                             540,000
   Accounts payable                                                                   90,270
   Accrued expenses (note 14)                                                        373,145
   Obligations under capital leases - current portion (note 6)                        25,852
                                                                                ------------
               Total current liabilities                                           1,029,267

Obligations under capital leases, less current portion (note 6)                       28,702
Other liabilities                                                                     87,519
                                                                                ------------

               Total liabilities                                                   1,145,488
                                                                                ------------

Capital contribution subject to repayment (note 15)                                  750,000
                                                                                ------------

Stockholders' deficit (notes 7, and 15):
   Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of Series B cumulative convertible issued and outstand-
     ing, senior in liquidation to Class A and Class B common stock
     (liquidation value $1,400,000)                                                1,393,889
   Class A common stock, no par value, 18,500,000 shares authorized;
     1,886,955 shares issued and outstanding                                       6,198,611
   Class B common stock, no par value, 1,500,000 shares authorized;
     1,223,045 shares issued and outstanding 276,955 shares retired;
     convertible into one share of Class A common stock                           3,273,470
   Accumulated deficit                                                           (11,045,820)
                                                                                ------------

               Total stockholders' deficit                                          (179,850)
                                                                                ------------

Commitments and contingencies (note 12).


                                                                              $    1,715,638
                                                                                ------------
                                                                                ------------

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                            Statements of Operations

                      Years ended August 31, 1996 and 1997

                                                                      1996           1997
                                                                      ----           ----
Revenues:
   SBIR grant income                                             $     98,000         -
   License and development fees                                         -            150,000
   Product sales                                                       10,025        160,910
                                                                  -----------    -----------

                                                                      108,025        310,910
                                                                  -----------    -----------
Operating expenses:
   Repurchase of technology rights (note 8)                           575,000         -
   Research and development                                         1,051,942      1,471,568
   Cost of sales                                                       50,314         40,731
   Marketing, general and administrative                            1,352,344      1,637,660
                                                                  -----------    -----------

                                                                    3,029,600      3,149,959
                                                                  -----------    -----------

               Loss from operations                                (2,921,575)    (2,839,049)
                                                                   ----------     ----------

Other income (expense):
   Interest income                                                     88,535         89,271
   Interest expense (notes 5 and 6)                                   (83,751)       (66,134)
                                                                  -----------    -----------

                                                                        4,784         23,137
                                                                  -----------    -----------

               Net loss                                            (2,916,791)    (2,815,912)

Preferred dividends                                                     -            (37,800)
                                                                  -----------    -----------

               Net loss to common stockholders                   $ (2,916,791)    (2,853,712)
                                                                  -----------    -----------
                                                                  -----------    -----------

Net loss per common share                                          $ (1.72)         (1.18)
                                                                     -----          -----
                                                                     -----          -----
Shares used in computing net loss per common share                  1,698,129      2,418,500
                                                                  -----------    -----------
                                                                  -----------    -----------


See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                       Statements of Stockholders' Deficit

                      Years ended August 31, 1996 and 1997



                                                                                             Class B
                                                      Class B      Class A      Class B      common
                                                     preferred     common       common      stock to     Accumulated
                                                       stock        stock        stock      be issued      deficit          Total
                                                       -----        -----        -----      ---------      -------          -----
Balance at August 31, 1995                           $   -            -        2,280,902      975,368    (5,275,320)    (2,019,050)
Issuance of 525,000 shares of Class B common
   stock to the partners of Alliance and certain
   other entities and individuals                        -            -          975,368     (975,368)        -              -
Capital contributed by Alliance (note 15)                -            -           75,000        -             -             75,000
Adjustment to issuance costs of Class B common
   stock                                                 -            -           17,200        -             -             17,200
Warrants issued                                          -           25,000        -            -             -             25,000
Issuance of 1,610,000 shares of Class A common
   stock at $5.00 per share in February 1996, net
   of offering cost                                      -        6,186,661        -            -             -          6,186,661
Net loss                                                 -            -            -            -        (2,916,791)    (2,916,791)
                                                     ----------   ----------   ----------   ----------   ------------   -----------

Balance at August 31, 1996                               -        6,211,661     3,348,470       -        (8,192,111)     1,368,020

Issuance of 280,000 shares of Class B preferred
   to EP MedSystems, Inc. (note 7)                   1,393,889        -            -            -             -          1,393,889
Additional costs associated with initial public
   offering                                              -          (13,050)       -            -             -            (13,050)
Private placement fee                                    -            -           (75,000)      -             -            (75,000)
Dividends on preferred stock                             -            -                         -           (37,800)       (37,800)
Net loss per common share                                -            -            -            -        (2,815,912)    (2,815,912)
                                                     ----------   ----------   ----------   ----------   ------------   -----------

Balance (deficit) at August 31, 1997              $  1,393,889    6,198,611     3,273,470       -       (11,045,820)      (179,850)
                                                     ----------   ----------   ----------   ----------   ------------   -----------
                                                     ----------   ----------   ----------   ----------   ------------   -----------


See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                            Statements of Cash Flows

                      Years ended August 31, 1996 and 1997



                                                                      1996           1997
                                                                      ----           ----
Cash flows from operating activities:
   Net loss                                                    $  (2,916,791)    (2,853,712)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                  77,950        119,896
       Change in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable             (6,125)         6,125
         Decrease (increase) in inventory                              3,023        (58,663)
         (Increase) decrease in prepaid expenses                     (80,608)        40,295
         Decrease in deferred offering costs                         328,236          -
         (Increase) decrease in other assets                         (18,600)         2,035
         Decrease in accounts payable                               (144,055)        (4,991)
         Decrease in accrued expenses and due from
            related parties                                         (561,257)       (33,053)
         Increase in other liabilities                                63,594         23,925
                                                                 -----------     ----------

               Net cash used in operating activities              (3,254,633)    (2,758,143)
                                                                 -----------     ----------

Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold
     improvements                                                   (165,916)      (170,258)
   Purchases  of intangible assets                                   (23,371)       (54,442)
                                                                 -----------     ----------
              Net cash used in investing activities                 (189,287)      (224,700)
                                                                 -----------     ----------

Cash flows from financing activities:
   Proceeds from borrowings of notes payable                      1,000,000           -
   Principal payments on borrowings of notes payable             (1,370,000)          -
   Advance to shareholder                                          (101,899)          -
   Repayment from shareholder                                         -             101,899
   Principal payments on capital lease obligations                  (14,537)        (23,653)
   Payment of finder's fee in connection with a 1992
     private placement                                                -             (75,000)
   Net proceeds from issuance of capital stock                       92,200           -
   Net proceeds from initial public offering and over-
     allotment option                                             6,211,661         (13,050)
   Net proceeds from issuance of preferred stock                      -           1,393,889
                                                                 -----------     ----------
              Net cash provided by financing activities           5,817,425       1,384,085
                                                                 -----------     ----------
              Net increase (decrease) in cash and cash
                equivalents                                       2,373,505      (1,598,758)
Cash and cash equivalents at beginning of year                       14,186       2,387,691
                                                                 -----------     ----------
Cash and cash equivalents at end of year                       $  2,387,691         788,933
                                                                 -----------     ----------
                                                                 -----------     ----------

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                       Statements of Cash Flows. Continued


                                                                     1996           1997
                                                                     ----           ----

Supplemental disclosure of cash flow information:
   Interest expense                                             $     83,751         66,134
                                                                 -----------     ----------
                                                                 -----------     ----------

   Equipment acquired under capital lease                        $    50,000          -
                                                                 -----------     ----------
                                                                 -----------     ----------

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                          Notes to Financial Statements

                                 August 31, 1997

 (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

      EchoCath, Inc. (the "Company") was initially organized as a general partnership on February 14, 1990 in the State of New Jersey under the name of Catheter Technology Company, which name was subsequently changed to EchoCath, Ltd. (the "Partnership"), to develop and market medical devices using ultrasound imaging technology. On September 21, 1992, the partners of the Partnership exchanged their partnership interests for equivalent ownership interest in the common stock of the Company. Since inception, the Company has been engaged primarily in research and development activities. The Company recognized its first significant product sales during fiscal 1997 and, accordingly is no longer considered a development stage enterprise.

      The Company's operations have not generated significant revenues to date. The Company has incurred substantial losses since inception in 1990 and expects that losses will continue in the foreseeable future. The Company incurred a net loss before preferred dividends of $2,815,912 for the year ended August 31, 1997, and as of August 31, 1997 had an accumulated deficit of $11,008,020. The Company expects to incur additional expenditures for further development and expand its product lines. The Company anticipates that its current cash, together with revenue expected to be derived from license agreements, strategic alliances and the sale of certain of its products, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1998. Management's plans for the next 12 months include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's research and development and product commercialization, or other business transactions which may generate sufficient resources to ensure continuation of the Company's operations and research programs. However, no assurance can be given that the Company will be successful in raising additional capital, entering into a business alliance or realize profitable product sales. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

      Following December 31, 1998, the Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

      On July 23, 1997, the Company was notified by NASDAQ that based on its May 31, 1997 Form 10-Q filing, the Company did not satisfy NASDAQ's minimum equity requirement of $1 million and that if the Company did not correct this matter it would be delisted from the NASDAQ exchange. Subsequently, the Company has negotiated two transactions with Alliance Partners and Medtronic, Inc. (see notes 15 and 8) which increased the Company's

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued



 (1), CONTINUED

      equity and effectively satisfied NASDAQ's minimum equity requirement. There can be no assurance that the Company will continue to meet NASDAQ's minimum equity requirements.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States financial institutions and commercial paper. A total of $107,000 is restricted as collateral for long-term obligations but has not been reclassified to long-term assets. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

      REVENUE RECOGNITION

      Revenue from product sales is recognized upon shipment and passage of title to the customer. Revenue from SBIR grants and license and development fees is recognized when earned.

      INTANGIBLES

      Costs incurred in filing for patents and trademarks are capitalized. Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will be rejected. Capitalized costs related to successful patent applications and trademarks are amortized on a straight-line basis over a period not to exceed 20 years or the remaining life of the patent or trademark, whichever is shorter.

      INVENTORY

      Inventory is valued at the lower of cost or market, cost being determined using the first-in, first-out method.

      FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


 (1), CONTINUED

      ACCOUNTING FOR INCOME TAXES

      Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period in which such tax rate changes are enacted.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      STOCK-BASED COMPENSATION

      In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. Effective August 31, 1997, the Company adopted the disclosure provisions of SFAS No. 123. For the fair value of the employee stock options see note 13.

      LONG-LIVED ASSETS TO BE DISPOSED OF

      In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 in fiscal 1997 did not have a material impact on the Company's financial position, operating results or cash flows.

      CONCENTRATION OF CREDIT RISK

      The Company invests its excess cash in deposits with major U.S. financial institutions and money market funds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not realized any significant gains or losses on its investments.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


 (1), CONTINUED

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are expensed as incurred.

      NET LOSS PER SHARE

      Net loss per common share for fiscal 1997 is calculated based upon net loss after preferred dividend of $37,800 divided by the weighted average number of shares of common stock outstanding. The assumed exercise of common stock equivalents is not considered, as the effect would be anti-dilutive.

      Net loss per common share for fiscal 1996 is computed based upon the weighted average number of shares of common stock outstanding during the period and gives effect to certain adjustments described below. Pursuant to the requirements of the Securities and Exchange Commission (SEC), all stock and warrants issued within the 12 months immediately preceding the initial filing of the registration statement for the Company's initial public offering at a price below the offering price, totaling 525,000 shares of Class B common stock, and 500,000 warrants, have been included in the calculation for all periods presented utilizing the treasury stock method. Pursuant to the policy of the SEC staff, the calculation of shares used in computing net loss per share in 1996, the fiscal year the initial public offering became effective, also includes stock options and warrants as if they were outstanding throughout the interim period contained in the prospectus (November 1995) utilizing the treasury stock method. The 833,000 shares of forfeitable Class B common stock are not considered outstanding for purposes of calculating the net loss per share for any period (see note 7).

      FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments.

 (2)  INVENTORY

      Inventory as of August 31, 1997 consists of the following:

              Raw materials                                 $ 126,868
              Finished goods                                   73,697
                                                             --------

                                                            $ 200,565
                                                             --------
                                                             --------

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


 (3)  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Furniture, equipment and leasehold improvements as of August 31, 1997 consist of the following:

   Laboratory and production equipment                         $  339,994
   Office equipment                                               301,119
   Leasehold improvements                                          19,347
                                                                 --------
                                                                  660,460

   Less accumulated depreciation and amortization                 336,217
                                                                 --------

               Furniture, equipment and leasehold
                  improvements, net                            $  324,243
                                                                 ========


      As of August 31, 1997, equipment acquired under capital leases (see note
      6) amounted to $134,830 and related accumulated amortization is $80,276. The Company recognized depreciation expense of $61,994 and $97,056 for the fiscal years ended August 31, 1996 and 1997, respectively.

 (4)  INTANGIBLE ASSETS

      Intangible assets components as of August 31, 1997 consists of the following:

     Patents and trademarks                                      $  261,182
     Patent application costs                                        58,828
                                                                   --------
                                                                    320,010

     Less accumulated amortization                                   55,934
                                                                   --------
                                                                 $  264,076
                                                                   --------
                                                                   --------

 (5)  NOTES PAYABLE

      On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc. ("Bard") (see note 8). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note payable issued by the Company to Bard, which note is secured by virtually all of the Company's inventory, furniture and equipment. In accordance with the agreement with Bard, the note is repayable by the Company offsetting future receivables from Bard arising from the sale of certain products to Bard against the principal amount of the note. There have been no sales made to Bard by the Company through August 31, 1997 under this agreement. The Bard agreement was terminated on October 28, 1996. The note does not

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


 (5), CONTINUED

      bear interest during the four years commencing with the first purchase order issued by Bard. However, if the Bard agreement is terminated prior to full satisfaction of the note, then the remaining principal balance of the note will become payable within 60 days or, at the option of the Company, within 24 months, including interest at the prime rate plus 1%. The carrying amount of this note approximates its fair value due to the variable nature of interest rates. Bard has agreed to a maturity date of July 24, 1998. The principal and accrued interest due as of August 31, 1997 is $615,130.

 (6)  OBLIGATIONS UNDER CAPITAL LEASES

      Equipment under capital leases are capitalized using interest rates (ranging from 7.3% to 25.26%) in effect at the inception of the lease.

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 1997:

          1998                                             $ 27,615
          1999                                               14,323
          2000                                               11,976
          2001                                                7,941
                                                             -------
                      Total minimum lease payments           61,855

       Less amount representing interest                      7,301
                                                             -------
                      Present value of net minimum
                         lease payment                       54,554

       Less current portion of obligations under capital
         lease                                               25,852
                                                            -------
                      Long-term portion of obligations
                         under capital lease               $ 28,702
                                                            -------
                                                            -------


 (7)  STOCKHOLDERS' DEFICIT

      INITIAL PUBLIC OFFERING

      In January 1996, the Company completed its initial public offering consisting of 1,610,000 units at a price of $5.00 per unit, providing approximately $6,200,000 in net proceeds. A unit consists of one share of Class A common stock, one Class A redeemable warrant, and one Class B redeemable warrant. Each Class A warrant entitles the holder to purchase, at an exercise price of $7.00 (subject to adjustment), one share of Class A common stock and one Class B warrant. Each Class B warrant entitles the holder to purchase, at an exercise price of $9.15 (subject to adjustment), one share of Class A common stock. The Class A warrants and Class B warrants are exercisable through January 2001.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued



 (7), CONTINUED

      FORFEITABLE SHARES

      In connection with the initial public offering, the underwriter has required that certain stockholders agree to contribute an aggregate of 833,000 shares of Class B common stock to the Company without consideration if specified earnings levels or market price targets are not met (the "Forfeitable Shares"). The Forfeitable Shares are not assignable or transferable. The restrictions on the Forfeitable Shares will be released only if any of the following occur:

      (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (the "Minimum Pretax Income") amounts to at least $3.4 million during the fiscal year ending on August 31, 1998; or

      (b) the minimum pretax income amounts to at least $5.0 million during the fiscal year ending on August 31, 1999; or

      (c) the minimum pretax income amounts to at least $6.6 million during the fiscal year ending on August 31, 2000; or

      (d) the minimum pretax income amounts to at least $8.5 million during the fiscal year ending on August 31, 2001; or

      (e) commencing at the effective date and ending 42 months after the effective date, the bid price of the Company's Class A common stock shall average in excess of $12.50 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days; or

      (f) commencing 42 months from the effective date and ending 60 months after the effective date, the bid price shall average in excess of $16.75 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days.

      If none of the foregoing targets are met, on November 30, 2001 the Forfeitable Shares will be placed in the Company's treasury and canceled. In the event that the restrictions on the Forfeitable Shares are released, the Company would be required to record compensation expense equal to the fair market value of the stock at the date the restrictions are released.

      PREFERRED STOCK AND RELATED LITIGATION

      The Company entered into a subscription agreement dated February 27, 1997 through which EP MedSystems, Inc. (EP) purchased 280,000 shares of Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


 (7), CONTINUED

      goals of the Class A Common Stock are achieved. The conversion of Series B cumulative convertible preferred stock to Class A common stock will be at the conversion rate of one share of Class A common stock for each 1.2 shares of Series B cumulative preferred stock through 1999. Thereafter, the conversion rate shall be one share of Class A common stock usable for each 1.3 shares of Series B cumulative preferred stock. On October 16, 1997, EP delivered to the Company a complaint filed in the United States District Court for District of New Jersey in connection with the Company's sale of securities to EP pursuant to the subscription agreement dated February 27, 1997. EP alleges that the Company violated Section 10(b) of the Securities and Exchange Act of 1934 and committed common law fraud in connection with EP's purchase of securities from the Company. EP has requested unspecified compensatory damages, costs, attorney's fees and punitive damages. The Company believes that the EP complaint is without merit and intends to defend itself vigorously. Although, if the action is not resolved in the Company's favor, it could have a material adverse effect on the Company's financial position and results of operation.

 (8)  DEVELOPMENT AND LICENSE AND DISTRIBUTION AGREEMENTS

      On September 21, 1992, the Company entered into an exclusive worldwide development and license agreement with Heart Rhythm Technologies, Inc. ("HRT") (formerly a wholly-owned subsidiary of Eli Lilly) to design and develop the Company's EchoMark'r' and EchoEye'r' systems for use with HRT's Cardiac Electrophysiology Products. As part of this agreement, HRT paid the Company a $250,000 nonrefundable license fee. The development and license agreement requires HRT to pay royalties based upon net sales of these products developed by the Company in the future, if any. There were no royalties required to be paid to the Company through January 1996 in accordance with the terms of this agreement. In January 1996, the Company entered into an agreement to repurchase, for $575,000, certain technology rights. Of such amount, $500,000 was paid from proceeds of the initial public offering and $75,000 was reflected as a capital contribution. The Company recognized a $575,000 charge to operations relating to this agreement to repurchase.

      On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard to develop the Company's Colormark'r' system for use with Bard's automated core biopsy products and supply Bard with the developed products based upon Bard purchase orders subject to minimum purchase requirements. The agreement requires Bard to pay royalties based upon royalty sales, as defined, of these products developed by the Company in the future, if any. The agreement also provides for a nonexclusive worldwide right by Bard to distribute a certain electronic driver box manufactured by the Company which would be used in conjunction with the developed products. Bard funded $25,000 of the research and development program for the purpose of developing prototypes of the developed products in order for Bard to conduct clinical studies of the developed product. In addition, Bard provided the Company $540,000 of

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued



 (8), CONTINUED

      cash in exchange for a secured note in order to assist the Company in its manufacturing obligations (see note 5). This development, supply and license agreement was terminated on October 20, 1996.

      The Company entered into an agreement dated December 30, 1996 with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement, the Company can receive a series of payments up to $950,000 after the attainment of certain milestones. When the technologies become commercially available, the Company will receive royalties under the terms of the agreement.

      The Company entered into an agreement dated February 27, 1997 for an exclusive license agreement with EP. The Company can to receive development milestone payments when achieved, up to $700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When EP products utilizing the Company's technology become commercially available, the Company will receive royalties under the terms of the agreement. As of August 31, 1997 the Company has not earned any fees under this agreement. The agreement provides that any royalty payment can be offset by an amount equal to the amount of any dividends under the Series B cumulative convertible preferred stock which are accrued but not paid as of a certain date.

      The Company entered into an agreement dated June 10, 1997 with Medison Co. Ltd. (Medison) of Seoul, Korea for the distribution of ColorMark'r' systems throughout the Far East. Medison has agreed to order a certain minimum number of ColorMark'r' systems within 12 months from the agreement date. Subsequently, Medison and the Company have agreed to delay Medison's minimum purchase order requirements until early calendar year 1998.

 (9)  INCOME TAXES

      As of August 31, 1997, the Company has available net operating loss carryforwards of approximately $10,408,000 for income tax reporting purposes, which are available to offset future Federal and state taxable income, if any, through 2012 and 2004, respectively. The Company also has research and development tax credit carryforwards of approximately $284,000 for Federal income tax purposes which are available to reduce Federal income taxes, if any, through 2011. As a result of the initial public offering and private placements of stock in 1996, the Company experienced an ownership change as defined by rules enacted with the Tax Reform Act of 1986. Accordingly, the Company's ability to use its net operating loss carryforwards may be subject to certain limitations.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


 (9), CONTINUED

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 31, 1997 are presented below:


               Deferred tax assets:
                  Net operating loss carryforward                         $  4,163,475
                  Tax credit carryforward                                      284,020
                  Accrued expenses                                              23,844
                  Inventory                                                     28,531
                  Technology rights                                            199,334
                                                                            ----------
                             Total gross deferred tax assets                 4,699,204

               Less valuation allowance                                      4,687,942
                                                                            ----------
                             Net deferred tax assets                            11,262

               Deferred tax liabilities - Furniture, equipment and
                  leasehold improvement, primarily due to differ-
                  ences in depreciation                                         11,262
                                                                            ----------
                             Net deferred tax liability                   $         -
                                                                            ----------
                                                                            ----------

      The valuation allowance for deferred tax assets as of September 1, 1996 was $3,559,046. The net change in the total valuation allowance for the year ended August 31, 1997 was an increase of $1,128,896.

(10)  RELATED PARTY TRANSACTIONS

      During the years ended August 31, 1996 and 1997, the Company incurred $24,511 and $12,835, respectively of management and administrative services from the parent company of a common stockholder. These services relate to the conversion of all outstanding Series A convertible preferred stock in September 1995, deferred offering costs and period expenses and amounted to $15,000 and none, respectively in 1996 and none and none, respectively, in 1997. Management believes that the expenses charged approximate those that would have been charged by unrelated parties performing similar services.

      Since June 1991, the president of an affiliated company and one of the Company's common stockholders has been performing accounting services for the Company. The cost of such services has been billed from the common stockholder to the Company and aggregated $8,349 and none during the years ended August 31, 1996 and 1997, respectively.

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued



(11)  401(k) PLAN

      In February 1996, the Company established its own 401(k) profit sharing plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees' compensation. The Company contributed $5,950 and $14,491 to the plan in 1996 and 1997, respectively.

 (12) COMMITMENTS AND CONTINGENCIES

      The Company leases office and laboratory facilities, equipment and vehicles under various noncancellable operating lease arrangements. Future minimum rental commitments required by such leases as of August 31, 1997 are as follows:

                       1998            $     233,695
                       1999                  299,146
                       2000                  299,146
                       2001                  299,146
                                          ----------

                                       $   1,131,133
                                          ----------
                                          ----------

      Rental expense aggregated $280,732 in 1996 and $239,839 in 1997.

      The Company is a party to litigation with EP as discussed in note 7.

(13)  STOCK OPTION PLANS

      On August 24, 1995, the Company adopted a new stock option plan (the 1995 option plan) which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The total number of Class A common stock shares eligible for grant under the new stock option plan is 220,000 shares.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its financial

                                 ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued




(13), CONTINUED

      statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:


                                                                  1996           1997
                                                                  ----           ----
               Net loss less preferred dividend-as
                  reported                                 $   (2,916,791)    (2,853,712)
               Net loss less preferred dividend-
                  pro forma                                    (2,946,504)    (2,979,385)
               Net loss per share less preferred
                  dividend - as reported                        (1.73)         (1.18)
               Net loss per share less preferred
                  dividend - pro forma                          (1.74)         (1.23)
                                                                -----          -----
                                                                -----          -----


      The fair value of the stock options granted in 1996 and 1997 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1997; dividend yield of 0%; expected volatility of 50.1%; a risk-free interest rate of 6.5%; and expected lives of 7 years.

      Presented below is a summary of the stock option plans for the years ended August 31, 1996 and 1997:



                                                     1996                   1997
                                            --------------------   -------------
                                                         Weighted               Weighted
                                                         average                 average
                                                         exercise               exercise
                                             Shares       price     Shares        price
                                             ------       -----     ------        -----
               Options outstanding at
                  beginning of year           -        $   -        150,000   $    5.000
               Granted                       150,000        5.00    742,500        3.625
               Exercised                      -            -         -              -
               Forfeited/expired              -            -        150,000         -
                                            --------               --------

               Options outstanding at
                  end of year                150,000   $    5.00    742,500   $    3.625
                                            --------               --------
                                            --------               --------

                                ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued


(14)  ACCRUED EXPENSES

      Accrued expenses as of August 31, 1997 consists of the following:



               Professional fees                                             $  71,845
               Payroll and benefits                                            122,373
               Rent                                                            103,797
               Interest                                                         75,130
                                                                              --------
                                                                             $ 373,145
                                                                              --------
                                                                              --------


(15)  ALLIANCE AGREEMENT

      On August 10, 1994, the Company entered into an agreement with Alliance Partners ("Alliance") which provided for the sale of between 15% and 45% of the Company's Class B common stock to Alliance in exchange for $425,000 in cash to be paid in installments; the assumption by Alliance of a guarantee of outstanding borrowings under the bank demand note payable in the amount of $750,000; and Alliance's undertaking to invest or cause to be invested an additional $5,750,000 through a private placement or public offering of not greater than 40% of the Company's Class A common stock plus Alliance arranging unsecured bridge loan financing for the Company to be provided through an underwriter in an amount of not less than $1,000,000. In the event that the total financing provided and arranged by Alliance was less than $7,000,000 at the end of the six-month period after the closing of the private placement or public offering, then Alliance was obligated to return to the Company a pro rata portion of the Company's common stock owned by Alliance equal to the difference between $7,000,000 and the amount of financing actually invested in the Company. However, in no event shall Alliance receive less than 10% of the outstanding common stock of the Company.

      As of January 1996, the Company had received $1,050,368 in cash from Alliance under this agreement. The agreement included an additional capital contribution of $75,000 as the result of a repurchase agreement for certain technology rights for $575,000, of which $500,000 was paid from the proceeds of the offering and $75,000 was paid by Alliance. The Company charged $575,000 to operations relating to the agreement.

      AMENDMENT TO ALLIANCE AGREEMENT

      On July 7, 1995, the Company entered into an agreement to amend its previously existing agreement with Alliance. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full August 1995. The payment of such indebtedness is to be treated as a capital contribution; however, if 75% of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing, the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. In

                                ECHOCATH, INC.
                            (formerly EchoCath, Ltd.)

                    Notes to Financial Statements, Continued



(15), CONTINUED

      addition, the new agreement provides that funds previously advanced to the Company by the partners of Alliance (aggregating $1,050,368 as of January
      1996) are to be treated as permanent capital. On September 7, 1995, the partners of Alliance and certain other entities and individuals received 525,000 shares of Class B common stock pursuant to this agreement. On October 31, 1997 Alliance released the $750,000 contingent payment in exchange for the issuance of 50,000 Shares of Class A common stock and an option to purchase 50,000 shares of common stock, thereby converting the Company's contingent liability to equity. The option is exercisable at $2.00 per common share and has a life of 6 years. This transaction was treated as a capital contribution, consistent with the original Alliance transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the name and positions of the executive officers and directors of the Company:

             NAME             AGE                    POSITION WITH THE COMPANY
Frank A. DeBernardis(1).....  55        Chief Executive Officer, President and Director

                                        Executive Vice President, Director of Research and
David Vilkomerson...........  56        Development, Assistant Secretary and Director

Daniel M. Mulvena(1)(3).....  49        Chairman of the Board of Directors

Anthony J. Dimun(2).........  54        Director

Irwin M. Rosenthal(3).......  69        Secretary and Director

Herbert Moskowitz(1)(2).....  55        Director

------------------

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

      DAVID VILKOMERSON, PhD., has served as Executive Vice President, Vice President Research and Development, Assistant Secretary and a director of the Company since its inception. Dr. Vilkomerson is a founder of Ultramed and served as President and Chairman of the Board of Ultramed from March 1982 to September 1992. Dr. Vilkomerson has authored or coauthored approximately 30 technical papers and received over 30 United States patents.

      DANIEL M. MULVENA has served as Chairman of the Board since September 1997 and as a Co-Chairman of the Board from August 1995 to September 1997. Mr. Mulvena is President of Commodore Associates, a private firm providing consulting services. Mr. Mulvena served as Vice-President and General Manager of the Mansfield Division of Boston Scientific Corporation, a publicly-traded corporation which manufactures and sells minimally invasive medical products ("BSC"), beginning in February 1992. Mr. Mulvena left BSC in April 1995 as Group Vice President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of BSC. From August 1989 through October 1991, Mr. Mulvena was Chairman, President and Chief Executive Officer of Lithox Systems, Inc., a developer and manufacturer of medical devices and from October 1991 through February 1992 was a consultant to Lithox Systems, Inc. On January 20, 1992, Lithox System, Inc. filed a petition under Chapter 7 of the United States Bankruptcy Code. Mr. Mulvena formerly served as Vice Chairman of the Board of Directors of Life Medical Sciences, Inc. ("Life Medical"), a corporation engaged in the research and development of technologies for use in medical applications, from July 1992 to May 1995. Since May 1997, Mr. Mulvena has served on the Board of Directors of Thoratec Laboratories Corporation, a publicly held corporation. Mr. Mulvena serves on the boards of several privately-held companies.

      ANTHONY J. DIMUN has served as a director of the Company since inception, served as Secretary of the Company until August 1995 and served as a Vice President and Treasurer of the Company until November 1996. Mr. Dimun has been a certified public accountant since 1968. Mr. Dimun has served as the Chief Financial Officer and Executive Vice President of Vital Signs, Inc. ("Vital Signs") since March 1991, its Secretary and Treasurer since December 1991, and as a director since August 1987.

      IRWIN M. ROSENTHAL has served as a director of the Company since August 1995 and as Secretary of the Company since September 1995. Mr. Rosenthal is a co-founder of Life Medical, and has served as Secretary, Treasurer and a director of Life Medical since its inception in 1990. Mr. Rosenthal is an attorney and since 1960 has specialized in securities law. He is currently a senior partner at Rubin Baum Levin Constant & Friedman. Mr. Rosenthal serves as Secretary and as a director of Magar Inc. a private investment firm ("Magar"), of which he is a principal stockholder. He is also a director of Magna-Lab, Inc., a publicly-traded medical technology company ("Magna-Lab"), and Symbollon Corporation, a publicly-traded chemical and medical technology company ("Symbollon"), and is a general partner of Alliance, which is a partnership which invests in companies and may take on a management role in such companies. See "Certain Transactions."

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

      Messrs. DeBernardis and Dimun, Dr. Vilkomerson, Cathtech Corp., a privately-held corporation and wholly-owned subsidiary of Vital Signs ("Cathtech"), Implemed and Ultramed, may be deemed founders or promoters of the Company.

      Terence D. Wall resigned his position as Co-Chairman of the Board and as a director of the Company in September 1997.

      All directors of the Company are elected by the shareholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal.

      The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 for each of Messrs. DeBernardis and Dr. Vilkomerson naming the Company as beneficiary under such policies. The Company has agreed to maintain such policies in force for a minimum period of three years from the date of the Company's Initial Public Offering or the respective terms of the employment agreements between the Company and such officers, whichever period is longer.

BOARD COMMITTEES

      The Company has established an Executive Committee, a Compensation and Stock Option Committee, and an Audit Committee. The Executive Committee, consisting of Messrs. Frank A. DeBernardis, Daniel M. Mulvena and Dr. Herbert Moskowitz, exercises all the power and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law.

      The Compensation and Stock Option Committee, consisting of Anthony J. Dimun and Dr. Herbert Moskowitz, makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees and others, administers the Company's Option Plan and determines the officers, key employees and others to be granted options under the Option Plan and the number of shares subject to such options.

      The Audit Committee, consisting of Daniel M. Mulvena and Irwin M. Rosenthal, reviews the engagement of the Company's independent accountants and the independence of the accounting firm, the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures.

KEY PERSONNEL

      The Company's Key Personnel are as follows:

      David Lyons, (49), Vice-President of Engineering--Mr. Lyons has been Vice President of Engineering at the Company since April 1997. Prior to serving as Vice-President of Engineering, Mr. Lyons served as Manager, Electronic R&D since 1991 where he was responsible for the Company's design and development of electronics and software related to real-time three dimensional ultrasound imaging, ultrasound beacon systems, Doppler blood flow velocity measurement, and Doppler DSP methods. Prior to that time, since 1988, Mr. Lyons worked for Ultramed where he conducted similar design and development research.

      Bayard Gardineer, (67), Vice President--Mr. Gardineer has served as a Vice-President at the Company since September 1992. Currently, Mr. Gardineer spends 60% of his working time at the Company. Prior to that he was a Vice President of Ultramed from

1982 to 1992. Mr. Gardineer, a graduate of Massachusetts Institute of Technology, has over 40 years experience in mechanical design and production, primarily with International Business Machine and Johnson & Johnson. He has been granted numerous patents.

      Morton Lefar, Ph.D., (59), Manager, Regulatory Affairs and Quality Systems --Dr. Lefar has served as Manager, Regulatory Affairs and Quality Systems at the Company since August 1997. Dr. Lefar has worked in both the pharmaceutical and medical device industries for over 30 years. Dr. Lefar received his Ph.D. in chemistry from Rutgers University. Following graduation at Rutgers University, Dr. Lefar was employed by the FDA. Dr. Lefar has also held senior level positions at American Hoechst, National Medical Care and Banner Pharmacaps. Dr. Lefar was a founder and partner of Epolin Inc., a research and development firm. Dr. Lefar is the former Editor and Chief of the Journal of Regulatory Affairs and is Regulatory Affairs Certified.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

      The Company's Certificate of Incorporation contains provisions to indemnify its directors and officers to the fullest extent permitted by New Jersey law, and also includes provisions to eliminate the personal liability of its directors and officers to the Company and its shareholders to the fullest extent permitted by New Jersey law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (i) breaches of such person's duty of loyalty, (ii) those instances where such person is found not to have acted in good faith and (iii) those instances where such person received an improper personal benefit as the result of such breach.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Each of Messrs. Frank A. DeBernardis, Chief Executive Officer, President and a director of the Company and Dr. David Vilkomerson, Executive Vice President and a director of the Company, failed to timely report a transaction on Form 5 for the month of April 1997. Mr. Terence Wall, who was a director and Co-Chairman of the Board of the Company in April 1997 and who is a beneficial owner of more than ten percent of Common Stock of the Company, failed to timely report a transaction on Form 5 for the month of April 1997. Each of Messrs. Anthony J. Dimun, Treasurer and a director of the Company, Irwin M. Rosenthal, Secretary and a director of the Company and Daniel M. Mulvena, Chairman of the Board and a director of the Company, and Dr. Herbert Moskowitz, a director of the Company, failed to timely report a transaction on Form 5 for the month of April 1997. The Company is not aware of any other late filings pursuant to
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended August 31, 1997, 1996 and 1995 to Frank A. DeBernardis, the Company's Chief Executive Officer, David Vilkomerson, the Company's Executive Vice President, and Daniel
M. Mulvena, the Company's Chairman of the Board (the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended August 31, 1997, 1996 or 1995.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                      LONG TERM COMPENSATION
                                                                                     ------------------------
                                                                                       AWARDS         PAYOUTS
                                                                                     ----------       -------
                                                                      OTHER          SECURITIES         ALL
                                                                      ANNUAL         UNDERLYING        OTHER
                                                                      COMPEN-         OPTIONS/         COMPEN-
                                          SALARY          BONUS       SATION            SARS           SATION
NAME AND PRINCIPAL POSITION   YEAR          ($)            ($)          ($)              (#)            ($)
---------------------------   ----          ----          -----       -------        ----------        -------
Frank A. DeBernardis......... 1997         $130,000     $16,000        _____       150,000(2)(3)       _____
  Chief Executive Officer     1996         $151,000(1)  $25,000        _____        20,000(2)(4)       _____
                              1995         $76,000       _____         _____         _____             _____

David Vilkomerson............ 1997         $130,000      $16,000       _____       150,000(2)(3)       _____
  Executive Vice President    1996         $151,000(1)   $25,000       _____        90,000(2)(5)       _____
                              1995         $76,000       _____         _____         _____             _____

Daniel M. Mulvena............ 1997         $103,667      _____         _____        50,000(2)(6)       _____
   Chairman of the Board      1996         $81,333       _____         _____        20,000(2)(5)       _____
                              1995         $4,667        _____         _____         _____             _____

------------------

(1)   Includes $26,000 of back pay.
(2)   The security underlying all options is Class A Common Stock.
(3) Each option vests as to 50,000 shares on April 29, 1998 and as to 38,750 shares on April 29, 1999. Each option vests as to an additional 11,250 shares vesting on April 29, 1999, subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder, and as to 50,000 shares on April 29, 2000, subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder.
(4)   Such option vests in five equal installments commencing in January 1996.
(5)   Such option vests in three equal installments commencing in January 1996.
(6) Such option vested as to 25,000 shares in April 1997, and will vest as to the remaining 25,000 shares on December 31, 1997.


STOCK OPTION TABLES

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth the options granted to the Named Executive Officers during the fiscal year ended August 31, 1997. The Company granted no stock appreciation rights ("SARs").


                                                                INDIVIDUAL GRANTS
                                       ----------------------------------------------------------------
                                         NUMBER OF    PERCENT OF TOTAL                     MARKET PRICE
                                        SECURITIES      OPTIONS/SARS                        AS REPORTED
                                        UNDERLYING       GRANTED TO                        ON BULLETIN
                                       OPTIONS/SARS     EMPLOYEES IN    EXERCISE OR BASE   BOARD ON DATE    EXPIRATION
NAME                                    GRANTED (#)    FISCAL YEAR(1)     PRICE ($/SH)       OF GRANT          DATE
----                                   ------------   ----------------  ----------------   -------------    ----------
Frank A. DeBernardis................    150,000(2)         25.34%              $3.375         $3.375          4-29-07
  Chief Executive Officer

David Vilkomerson...................    150,000(2)         25.34%              $3.375         $3.375          4-29-07
  Executive Vice President

Daniel M. Mulvena...................     50,000(3)          8.44%              $3.375         $3.375          4-29-07
   Chairman of the Board

------------------

(1) In fiscal 1997, the Company granted a total of 592,500 options under the Option Plan. Such number was used in calculating the percentages above.

(2) Incentive stocks options granted under the Option Plan. Each option vests as to 50,000 shares on April 29, 1998 and as to 38,750 shares on April 29, 1999. Each option vests as to an additional 11,250 shares vesting on April 29, 1999, subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder, and as to 50,000 shares on April 29, 2000, subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder.
(3) Incentive stock option granted under the Option Plan. Such option vested as to 25,000 shares on April 29, 1997, the date of grant, and such option vests as to the remaining 25,000 shares on December 31, 1997.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-
                             END OPTION/SAR VALUES

      The following table sets forth information (on an aggregate basis) concerning each exercise of stock options during the fiscal year ended August 31, 1997 by each of the Named Executive Officers and the final year-end value of unexercised options. The table reflects options exercisable within 60 days of the date of this Report.

                                                                  NUMBER OF SECURITIES UNDERLYING
                                                                   UNEXERCISED OPTIONS / SARS AT     VALUE OF UNEXERCISED "IN-THE-
                                                                               FISCAL                MONEY" OPTIONS / SARS AT
                                                                             YEAR-END                    FISCAL YEAR END(2)
                                                                  -------------------------------    -----------------------------
                                    SHARES ACQUIRED    VALUE
                                    ON EXERCISE(1)   REALIZED(3)    EXERCISABLE   UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
                                    ---------------  -----------    -----------   -------------       -----------   -------------
Frank DeBernardis..................       0              $0            8,000         162,000               $0             $0
  Chief Executive Officer

David Vilkomerson..................       0              $0           60,000         180,000               $0             $0
  Executive Vice President

Daniel Mulvena.....................       0              $0            8,000          62,000               $0             $0
  Chairman of the Board

------------------

(1) As of the date of this Report, none of the Named Executive Officers have exercised any of their options.
(2) Options are "in-the-money" at the fiscal year-end if the fair market vale of the underlying securities on such date exceeds the exercise price of the option. The last sales price of the securities underlying the options on November 24, 1997, was $3 7/16 per share, and the exercise price of the applicable options has been reset from $5.00 per share to $3.375 per share on April 29, 1997.
(3) Value realized is the closing market price of the stock on the date of exercise less the option price, multiplied by the number of shares acquired on exercise.


REPORT ON REPRICING OF OPTIONS

      In April 1997, the Company's Board of Directors determined that the purposes of the Option Plan were not being adequately achieved with respect to those employees holding options that were above current market value and that is was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees. The Company's Board or Directors concluded that such retention was particularly important given the Company's financial situation at that time and that a cost-effective approach to retention and motivation was required. The Company's Board of Directors further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value. As of April 29, 1997, upon approval by the Company's Board of Directors, the Company offered such optionees the opportunity to exchange such options for new options at an exercise price of $3.375 per share. The last sales price of a share of Class A Common Stock quoted on the Nasdaq that day was $3.375. Any holder accepting this offer was required to give up existing options.

      In April 1997, each of Messrs. DeBernardis and Mulvena, and Dr. Vilkomerson, agreed to the termination of 20,000, 20,000 and 90,000, respectively, of their existing options to purchase Class A Common Stock at $5.00 per share in exchange for 20,000, 20,000 and 90,000, respectively, of new options with an exercise price of $3.375 per share. Mr. DeBernardis' existing options had been fully vested with respect to 8,000 shares and the remaining 12,000 options had an additional approximately eight months to 3.7 years remaining, Dr. Vilkomerson's existing options had been fully vested with respect to 60,000 shares and the remaining 30,000 options had an additional approximately eight months to 1.7 years remaining and Mr. Mulvena's options had been fully vested with respect to 8,000 shares and the remaining 12,000 options had an additional approximately eight months to 3.7 years remaining. The new options have the same vesting and expiration terms as the original options.

COMPENSATION OF DIRECTORS

      The Company pays all outside directors $500 for each board or committee meeting attended. Outside directors may also be reimbursed for expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors.

      In January 1996, the Company granted to each of Messrs. DeBernardis and Mulvena, and Dr. Vilkomerson, options under the Option Plan to acquire up to 20,000, 20,000, and 90,000 shares of Class A Common Stock, respectively, at an exercise price of $5.00 per share. As of April 29, 1997, upon approval by the Company's Board of Directors, the Company offered each of Messrs. DeBernardis and Mulvena, and Dr. Vilkomerson, the opportunity to exchange such options for new options at an exercise price of $3.375 per share. Subsequently, the exercise price of such options was reset to $3.375. Dr. Vilkomerson's options vest in three equal annual installments commencing on the date of grant. Messrs. DeBernardis' and Mulvena's options vest in five equal annual installments commencing on the date of grant. All of such options are exercisable for a period of five years following the date of vesting.

      In April 1997, the Company granted to each of Messrs. Mulvena, Rosenthal, Dimun and Wall and to Dr. Moskowitz options under the Option Plan to acquire up to 50,000 shares of Class A Common Stock at an exercise price per share equal to the fair market value of a share of Class A Common Stock on the date of the grant ($3.375 per share). Each option vests as to 25,000 shares immediately for the first year's service of each non-employee director as a member of the Board of Directors and as to the remaining 25,000 shares on December 31, 1997, and expires ten (10) years from the date of grant of such options.

EMPLOYMENT AGREEMENTS

      The Company entered into employment agreements with Mr. Frank DeBernardis, to serve as President and Chief Executive Officer of the Company, and Dr. David Vilkomerson, to serve as Executive Vice President and Director of Research and Development of the Company, which expired in November 1996. Pursuant to such agreements, Mr. DeBernardis and Dr. Vilkomerson received a base salary of $130,000 at the time of expiration of the agreements. The employment agreements provided that each such agreement could be terminated by the Company only if such executive officer had materially breached his obligations under the agreement, engaged in willful misconduct against the Company or was found guilty of a felony by a court of competent jurisdiction which, in the discretion of the Board of Directors, would interfere with the performance of such executive officer's duties and responsibilities or would materially adversely affect the Company. The agreements also contained confidentiality and non-competition provisions. It is anticipated that each of Mr. DeBernardis and Dr. Vilkomerson will enter into new employment agreements with the Company on substantially similar terms.

      The Company entered into a consulting agreement with Mr. Mulvena which expired on June 30, 1997. Pursuant to such agreement, Mr. Mulvena provided consulting services to the Company from July 1, 1995 through June 30, 1997, for up to 27 days per quarter, at a rate of $1,000 per day. The agreement provided for Mr. Mulvena to be reimbursed for his reasonable expenses and to be provided with Company benefits. The agreement also contained confidentiality and non-compete provisions. An extension of such consulting agreement is currently being negotiated and it is anticipated that Mr. Mulvena will enter into a new consulting agreement on substantially similar terms.

OPTION PLAN

      In August 1995, the Board of Directors adopted and the shareholders approved the Option Plan. The Option Plan provides for the grant of incentive stock Option ("ISOs") (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ( "NQSOs") to certain directors, officers and employees of the Company. The Option Plan further provides for the grant of NQSOs and stock appreciation rights ("SARs") to directors, agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the Option Plan is to attract and retain employees, agents, consultants and directors. Options and SARs granted under the Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Class A Common Stock with respect to which options and SARs will be granted under the Option Plan is 620,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan.

      The Option Plan is administered by the Board of Directors of the Company, which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQSOs or SARs, or a combination thereof, and the number of shares of Class A Common Stock to be subject to such options or SARs. The Board of Directors of the Company may, in its discretion, delegate its power, duties and responsibilities under the Option Plan to a committee consisting of two or more "Non-Employee" directors within the meaning of (b)(3) of Rule 16b-3 promulgated under the Exchange Act. The Compensation and Stock Option Committee, which is responsible for administering the Option Plan, is composed of Anthony Dimun and Dr. Herbert Moskowitz. The exercise price of options granted under the Plan shall not be less than the fair market value per share on the date of grant, as determined by the Board of Directors.

      The Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the ISO will be treated as a NQSO. In addition, if an optionee owns more than 10% of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the option cannot exceed five years.

      The Company plans to seek shareholder approval at the next annual meeting of shareholders of an amendment to the Option Plan to increase the number of shares of Class A Common Stock available for grant thereunder.

PROFIT SHARING 401(k) PLAN

      In February 1996, the Company established a 401(k) plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees compensation. The Company contributed approximately $14,000 to the plan in fiscal year 1997.

INVESTMENT PLAN

      In February 1997, the Company adopted an Investment Plan (the "Investment Plan") covering 300,000 shares of Class A Common Stock. The Investment Plan provides eligible employees of the Company with an opportunity to purchase shares of Class A Common Stock through payroll deductions, or otherwise, and to receive options to purchase Class A Common Stock. The Investment Plan is administered by the Company's Compensation and Stock Option Committee, or by a Plan Administrator appointed by the Company's Compensation and Stock Option Committee.

      Under the terms of the Investment Plan, options may be granted to participants upon the purchase of shares under the Investment Plan. The number of options to be granted in connection with each purchase of shares is a function of the degree to which the Company attains pre-designated performance goals.

      Three of the Company's employees participated in the Investment Plan during the fiscal year ended August 31, 1997. 476 shares of Class A Common Stock were issued under the Investment Plan during the fiscal year ended August 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of December 4, 1997, certain information as to the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock or the Series B Cumulative Convertible Preferred Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers as a group.

         NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF                           PERCENT OF VOTING
          BENEFICIAL OWNER              TITLE OF CLASS    BENEFICIAL OWNERSHIP(1)(2)(3)   PERCENT OF CLASS          POWER
         -------------------            --------------    -----------------------------   ----------------    -----------------
Medtronic, Inc.(4).................. Class A Common Stock             363,636                   15.8%                4.2%
      7000 Central Ave. N.E.
      Minneapolis, Minnesota 55482

Terence D. Wall(5).................. Class A Common Stock              50,000                    2.2%               26.6%
      c/o Vital Signs, Inc.          Class B Common Stock             451,560                   37.1%
      20 Campus Road
      Totowa, New Jersey 07512

Vital Signs, Inc.(6)................ Class B Common Stock             311,953                   25.6%               18.0%
      20 Campus Road
      Totowa, New Jersey 07512

         NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF                           PERCENT OF VOTING
          BENEFICIAL OWNER              TITLE OF CLASS    BENEFICIAL OWNERSHIP(1)(2)(3)   PERCENT OF CLASS          POWER
         -------------------            --------------    -----------------------------   ----------------    -----------------
Cathtech Corp.(6)................... Class B Common Stock             311,953                   25.6%               18.0%
      c/o Vital Signs, Inc.
      20 Campus Road
      Totowa, New Jersey 07512

Anthony Dimun(7).................... Class A Common Stock              50,000                    2.2%                0.9%
      c/o Vital Signs, Inc.          Class B Common Stock               4,366                    0.1%
      20 Campus Road
      Totowa, New Jersey 07512

Ultramed, Inc.(8)................... Class B Common Stock             239,784                   19.7%               13.8%
      c/o Frank Joworisak
      EchoCath, Inc.
      P.O. Box 7224
      Princeton, New Jersey  08543

David Vilkomerson(9)................ Class A Common Stock             90,000                     3.9%                3.6%
      c/o EchoCath, Inc.             Class B Common Stock             44,068                     3.6%
      P.O. Box 7224
      Princeton, New Jersey  08543

Frank DeBernardis(10)............... Class A Common Stock             12,000                     0.1%                2.7%
      c/o EchoCath, Inc.             Class B Common Stock             44,362                     3.6%
      P.O. Box 7224
      Princeton, New Jersey  08543

Guidant Corporation................. Class B Common Stock             95,400                     7.8%                5.5%
      111 Monument Circle
      Suite 2900
      Indianapolis, IN  46204
      Attn: General Counsel

Herbert Moskowitz(11)(12)........... Class A Common Stock             66,666                     2.9%                4.1%
      c/o Irwin Rosenthal            Class B Common Stock             70,750                     5.8%
      30 Rockefeller Plaza
      29th Floor
      New York, New York  10112

Irwin M. Rosenthal(11)(13).......... Class A Common Stock             83,334                     3.6%                5.5%
      c/o Irwin Rosenthal            Class B Common Stock             78,750                     6.5%
      30 Rockefeller Plaza
      29th Floor
      New York, New York  10112

Daniel M. Mulvena(15)............... Class A Common Stock             62,000                     2.7%                1.0%
      6 Fuller Lane                  Class B Common Stock              4,000                     0.1%
      Marblehead, Mass.  01945

Bradley Resources Corporation....... Class B Common Stock             95,810                     7.9%                5.5%
      107 John Street
      Southport, Ct. 06490

EP MedSystems, Inc.................. Series B Cumulative             280,000                     100%                3.3%
      58 Route 46 West               Convertible Preferred Stock
      Budd Lake, New Jersey 07828

All officers and directors as a      Class A Common Stock            364,000                    15.8%
group (6 persons)(16)                Class B Common Stock            246,296                    20.2%               17.1%

------------------

* Denotes less than 1%.

(1) Unless otherwise set forth herein, all shares set forth are shares of the Company's Class B Common Stock. The Class A Common Stock has one vote per share and the Class B Common Stock has five votes per share. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Certain holders have agreed that up to a portion of his or its shares of the Class B Common Stock are subject to transfer to the Company for no consideration upon the failure of certain conditions to occur by certain dates. So long as such shares are subject to such conditions, the holder may vote but not dispose of such shares.
(3) Does not include shares of Class A Common Stock underlying options not exercisable within 60 days following December 4, 1997.
(4) Represents shares of Class A Common Stock held by Medtronic Asset Management, Inc., a Minnesota corporation and a wholly-owned subsidiary of Medtronic through which Medtronic holds certain investments. The amount of shares beneficially owned by Medtronic is based upon a Schedule 13D filed by Medtronic and Medtronic Asset Management, Inc. on November 10, 1997.
(5) Mr. Wall is a former director of the Company. Mr. Wall is currently an officer, a director and a principal stockholder of Vital Signs and an officer and director of Cathtech. Such shares include 139,607 shares of Class B Common Stock held directly by Mr. Wall, as reported in a Schedule 13G filed by Mr. Wall on February 14, 1997, and an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days of December 4, 1997. These shares also include the 311,953 shares of Class B Common Stock owned by Cathtech.
(6) Cathtech, a wholly owned subsidiary of Vital Signs, is the beneficial owner of approximately 13% of the common stock of Ultramed. Vital Signs may be deemed to be a beneficial owner of the 311,953 shares of Class B Common Stock owned by Cathtech. The amount of shares beneficially owned by Cathtech is based upon a Schedule 13G filed by Cathtech and Vital Signs on February 14, 1997.
(7) Mr. Dimun is an officer and a director of Vital Signs and Cathtech. These shares do not include the 311,953 shares of Class B Common Stock owned by Cathtech, as to which Mr. Dimun disclaims beneficial ownership, since Mr. Dimun is not a principal stockholder of Vital Signs. These shares include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1997.
(8) A portion of the shares have been pledged to Vital Signs and a law firm as collateral for a loan and accounts payable, respectively. The pledgees disclaim beneficial ownership of such shares. The amount of shares beneficially owned by Ultramed is based upon a Schedule 13G filed by Ultramed on February 14, 1997.
(9) Includes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 7,526 shares of Class B Common Stock, which options are exercisable within 60 days following December 4, 1997, and (ii) an option granted by the Company to Dr. Vilkomerson to purchase 90,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1997. Excludes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 1,882 shares of Class B Common Stock of the Company, which options are not exercisable within 60 days following December 4, 1997, and (ii) 239,784 shares of Class B Common Stock owned by Ultramed (of which he is an officer, director and approximately 13% stockholder), as to which Dr. Vilkomerson disclaims beneficial ownership. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vests as to 50,000 shares on April 29, 1998, as to 38,750 shares on April 29, 1999, as to 11,250 shares vesting on April 29, 1999 subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder, and as to 50,000 shares on April 29, 2000, subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder.
(10) Includes options granted by the Company to Mr. DeBernardis to purchase 12,000 shares of Class A Common Stock, which options are exercisable within 60 days following December 4, 1997. Excludes (i) 10,006 shares of Class B Common Stock held in a trust for the benefit of Mr. DeBernardis' children, as to which Mr. DeBernardis disclaims beneficial ownership and (ii) options to purchase 8,000 shares of Class A Common Stock which are not yet vested. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vests as to 50,000 shares on April 29, 1998, as to 38,750 shares on April 29, 1999, as to 11,250 shares vesting on April 29, 1999 subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder, and as to 50,000 shares on April 29, 2000, subject to shareholder approval of an amendment to the Option Plan to increase the number of shares available for grant thereunder.
(11) Dr. Moskowitz and Mr. Rosenthal are each partners of Alliance, each holding a 50% ownership interest in such partnership. Such shares beneficially owned by each of Mr. Rosenthal and Dr. Moskowitz include an option granted to each of Mr. Rosenthal and Dr. Moskowitz to purchase 50,000 shares of Class A Common Stock, which options are exercisable within 60 days following December 4, 1997.
(12) Such shares include 8,333 shares of Class A Common Stock, and an option to purchase 8,333 shares of Class A Common Stock, issued to Dr. Moskowitz in connection with the Alliance Agreement. The option to purchase 8,333 shares of Class A Common Stock is exercisable within 60 days following December 4, 1997. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1997.
(13) Such shares include 16,667 shares of Class A Common Stock,and an option to purchase 16,667 shares of Class A Common Stock, issued to Mr. Rosenthal in connection with the Alliance Agreement. The option to purchase 16,667 shares of Class A Common Stock is exercisable within 60 days following December 4, 1997. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1997.
(14) Such shares include 25,000 shares of Class A Common Stock issued to Marathon Investments, L.L.C. in connection with the Alliance Agreement.
(15) Includes options granted by the Company to Mr. Mulvena to purchase 62,000 shares of Class A Common Stock, which options are exercisable within 60 days following December 4, 1997 and excludes options to purchase 12,000 shares of Class A Common Stock which are not yet vested. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1997.
(16) Includes 176,000 shares of Class A Common Stock and 7,526 shares of Class B Common Stock issuable upon exercise of options exercisable within 60 days following December 4, 1997. Excludes (i) 1,882 shares of Class B Common Stock underlying options that are not exercisable within 60 days following December 4, 1997 and (ii) options to purchase 231,500 shares of Class A Common Stock which are not yet vested.

      Messrs. DeBernardis and Wall, Dr. Vilkomerson, Ultramed, Implemed and Cathtech may be deemed to be founders or promoters of the Company as that term is defined under the Securities Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since October 1, 1992, Vital Signs has provided certain management services to the Company and incurred certain out-of-pocket expenses on behalf of the Company. In January 1996, the Company paid Vital Signs approximately $82,000 for such services and costs incurred. Management believes that the fees incurred by the Company did not exceed fees that would have been charged by unrelated parties for similar services.

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

      Pursuant to an agreement, dated July 7, 1995, between Alliance and the Company (the "Alliance Agreement"), Alliance satisfied a bank loan of the Company in the principal amount of $750,000 and in exchange the Company agreed to repay Alliance if the Company receives at least $23,040,000 in gross proceeds from the exercise of the Class B Warrants. In November 1995, Alliance loaned the Company $100,000, which loan bore interest at a rate of 9% per annum and was repaid in January 1996. In January 1996, Alliance agreed to arrange for the payment of $75,000 by certain of the Company's existing shareholders in connection with the Company's repurchase of rights under the HRT Agreement. A portion of such payment was made by Alliance.

      As of October 30, 1997, the Company amended certain provisions of the Alliance Agreement. Under the terms of the Alliance Agreement, the Company had agreed, among other things, to pay $750,000 to Alliance upon the receipt by the Company of $23,040,000 in proceeds from the exercise of the Company's outstanding Class B Warrants. The $750,000 Contingent Payment is reflected on the Company's balance sheet as a capital contribution subject to repayment. Under the terms of the Amendment to the Alliance Agreement, Alliance has agreed to release and discharge the Company from making the Contingent Payment and the Company has agreed to issue to Alliance (i) 50,000 shares of Class A Common Stock and (ii) a six-year option to purchase 50,000 shares of Class A Common Stock at an exercise price of $2.00 per share. Upon the closing of the Amendment, the Contingent Payment was reclassified as equity of the Company.

      Irwin M. Rosenthal and Herbert Moskowitz, directors of the Company, are partners of Alliance. Irwin M. Rosenthal is also a partner of Rubin Baum Levin Constant & Friedman, counsel to the Company. Other than Mr. Rosenthal, certain attorneys associated with such firm own less than one percent (1%) of shares of Common Stock of the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)   Exhibits.

3.1   Restated Certificate of Incorporation of the Company.(1)
3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company.(3)
3.3   By-Laws of the Company.(1)
4.1 Subscription Agreement, dated February 27, 1997, by and between the Company and EP MedSystems.(2)
4.2 Subscription Agreement, dated October 29, 1997, by and between the Company and Medtronic Asset Management, Inc.(4) 10.1 1995 Stock Option Plan of the Company.(1) 10.2 Form of Indemnification Agreement to be entered into between the Company and each officer and Director of the Company.(1)
10.3 Employment Agreement, dated as of June 11, 1991 between the Company and Frank DeBernardis, as extended and amended.(1)
10.4 Employment Agreement, dated as of June 11, 1991 between the Company and David Vilkomerson, as extended and amended.(1)
10.5 Letter Agreement, dated as of May 12, 1995, between the Company and Daniel Mulvena.(1)
10.6 Form of Medical Advisory Agreement between the Company and Dr. Kurt Isselbacher.(1)
10.7  Form of Consulting Agreement between the Company and Daniel Mulvena.(1)
10.8 Patent Assignment dated as of October 30, 1992 from Catheter Technology to the EchoCath, Ltd.(1)
10.9 Patent Assignment dated as of October 30, 1992 from EchoCath, Ltd. to the Company.(1)
10.10 Patent Assignment dated as of November 11, 1992 from EchoCath, Ltd. to the Company.(1)
10.11 Development and Licensing Agreement, by and between Heart Rhythm Technologies, Inc. and the Company, effective as of September 21, 1992.(1)
10.12 Stock Purchase Agreement effective as of September 21, 1992 by and between the Company and Eli Lilly and Company.(1)

10.13 Development, Supply and License Agreement dated September 24, 1993 by and between the Company and Bard Radiology, C.R. Bard, Inc., as amended.(1)
10.14 Lease Agreement, dated as of November 22, 1991, by and between BGS Realty and EchoCath, Ltd.(1)
10.15 Agreement, dated as of July 7, 1995 by and between the Company and Alliance.(1)
10.16 Agreement, dated as of July 14, 1995 by and between the Company and Alliance.(1)
10.17 Agreement, dated as of November 30, 1995, among the Company, Guidant Corporation and Heart Rhythm Technologies, Inc.(1)
10.18 Agreement, dated as of January 3, 1996, among the Company, Guidant Corporation and Heart Rhythm Technologies, Inc.(1)
10.19 Form of Warrant Agreement among the Company, the D.H. Blair and American Stock Transfer & Trust Company, including forms of Class A and Class B Warrant Certificates.(1)
10.20 Form of Stock Restriction Agreement among the Company, certain holders of the Class B Common Stock and D.H. Blair Investment Banking Corp.(1)
10.21 Second Amendment to Lease effective April 1, 1996 by and between the Company and BGS Realty.(5)
10.22 Distribution Agreement, dated as of April 1, 1997, by and between the Company and Medison.(6)
10.23 License and Development Agreement, dated as of October 29, 1997, by and between the Company and Medtronic.(7)
10.24 Agreement, dated October 30, 1997, by and between the Company and Alliance.(8)
24    Power of Attorney (included in signature page hereto).
27    Financial Data Schedule.

------------------

(1) Incorporated by reference to Registrant's Registration Statement on form SB-2 (Reg. No. 33-97688) which was declared effective by the Securities and Exchange Commission on January 17, 1996.
(2) Incorporated by reference to Exhibit 3 of the Company's Form 10-QSB for the quarter ended February 28, 1997.
(3) Incorporated by reference to Exhibit 4 of the Company's Form 10-QSB for the quarter ended February 28, 1997.
(4) Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated October 31, 1997.
(5) Incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the fiscal year ended August 31, 1996.
(6) Incorporated by reference to Exhibit 10.22 of the Company's Form 10-QSB for the quarter ended May 31, 1997.
(7) Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated October 31, 1997.
(8) Incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated October 31, 1997.

(b)   Reports on Form 8-K

      During the quarter ended August 31, 1997, no reports on Form 8-K were filed by the Company.

      By letter dated October 2, 1997, the Nasdaq Listing Qualifications Panel (the "Panel") notified the Company that effective October 6, 1997, the Company's Common Stock would begin trading on the Nasdaq SmallCap Market via a conditional exception from the bid price and capital and surplus requirements of the Nasdaq SmallCap Market. The Panel notified the Company that it had granted the Company a temporary exception from such requirements subject to the Company's meeting certain conditions with regard to the Company's balance sheet and business prospects by October 31, 1997. On October 29, 1997, the Company filed a report on Form 8-K to announce that the Company and Medtronic entered into the October 1997 Medtronic Agreement and that the Company and Alliance amended certain provisions of the Alliance Agreement. The Company also announced that the Common Stock had been restored to unqualified listing on the Nasdaq SmallCap Market based on the above transactions and other developments which strengthened the Company's balance sheet and its business prospects.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ECHOCATH, INC.

                      By: /s/ Frank A. DeBernardis
                        --------------------------------------------------------
                          Frank A. DeBernardis, Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

                      December 12, 1997

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

               Signature                                    Title                                  Date
               ---------                                    -----                                  ----
       /s/ Frank A. DeBernardis         Chief Executive Officer, President and              December 12, 1997
--------------------------------------- Director (principal executive officer and
         Frank A. DeBernardis           principal financial and accounting officer)

         /s/ David Vilkomerson          Executive Vice President and Director               December 12, 1997
---------------------------------------
           David Vilkomerson

         /s/ Anthony J. Dimun           Treasurer and Director                              December 12, 1997
---------------------------------------
           Anthony J. Dimun

         /s/ Herbert Moskowitz          Director                                            December 12, 1997
---------------------------------------
           Herbert Moskowitz

        /s/ Irwin M. Rosenthal          Secretary and Director                              December 12, 1997
---------------------------------------
          Irwin M. Rosenthal

         /s/ Daniel M. Mulvena          Chairman of the Board and Director                  December 12, 1997
---------------------------------------
           Daniel M. Mulvena

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................   'r'
The trademark symbol shall be expressed as............................  'tm'