Form 10QSB
period 1997-11-30
ECHOCATH INC
filed 1998-01-14
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

               OR

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        Commission File Number:            0-27380
          ECHOCATH, INC.
          ----------------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter)

                 New Jersey                                 22-3273101
----------------------------------             -------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                       P.O. Box 7224, Princeton, NJ 08543
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number. . .(609) 987-8400

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]      NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
CLASS OF COMMON EQUITY                       OUTSTANDING AT JANUARY 14, 1998
Class A common stock (No Par Value)                                2,300,591
Class B common stock (No Par Value)                                1,223,045

Transitional Small Business Disclosure Format (check one)

                        YES  [ ]      NO   [X]

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1: Financial Statements                                              Page
                                                                          -----
Balance Sheets,
August 31, 1997 and November 30, 1997 (Unaudited)                            3

Statements of Operations for the three months ended
November 30, 1996 (Unaudited), and November 30, 1997 (Unaudited)             4

Statements of Cash Flows for the three  months ended
November 30, 1996 (Unaudited), and November 30, 1997 (Unaudited)             5

Notes to Financial Statements                                             6 - 7

Item 2:        Management's Discussion and Analysis of  Financial
               Condition and Results of Operation                        7 - 10

Signatures                                                                   11

                                 ECHOCATH, INC.

                            (FORMERLY ECHOCATH, LTD.)

                                 BALANCE SHEETS



                                                                August 31, 1997   November 30, 1997
                                                                ---------------   -----------------
                                                                                        (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $    788,933         $ 1,811,478
    Inventory                                                           200,565             201,784
    Prepaid expenses                                                    109,994              90,829
                                                                   ------------        ------------
                  Total current assets                                1,099,492           2,104,091
    Furniture, equipment and leasehold improvements, net                324,243             309,315
    Intangible assets, net                                              264,076             283,765
    Other assets                                                         27,827              27,827
                                                                   ------------        ------------
                                                                   $  1,715,638         $ 2,724,998
                                                                   ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Note payable                                                   $    540,000         $   540,000
    Accounts payable                                                     90,270              48,136
    Accrued expenses                                                    373,145             375,581
    Obligations under capital leases, less current portion               25,852              26,437
                                                                   ------------        ------------
                  Total current liabilities                           1,029,267             990,154
 Obligations under capital leases                                        28,702              30,351
 Other liabilities                                                       87,519             102,950
                                                                   ------------        ------------
                  Total liabilities                                   1,145,488           1,123,455
                                                                   ------------        ------------
 Capital contribution subject to repayment                              750,000              --
                                                                   ------------        ------------
 Stockholders' equity (deficit):
    Preferred stock, no par value, 5,000,000 shares authorized;
      280,000 shares of Series B cumulative convertible issued and outstanding, senior in liquidation to Class A and
      Class B common stock, (liquidation value $1,400,000)            1,393,889           1,393,889
    Class A common stock, no par value, 18,500,000 shares
      authorized; 2,300,591 issued and outstanding as of
      November 30, 1997 and 1,886,955 as of August 31, 1997           6,198,611           7,247,806
    Class B common stock, no par value, 1,500,000 shares
      authorized; 1,223,045 shares issued and outstanding,
      276,955 shares retired and transferred to Class A
      shares; convertible into one share of Class A common stock      3,273,470           4,023,470
    Accumulated deficit                                             (11,045,820)        (11,063,622)
                                                                   ------------        ------------
                  Total stockholders' equity (deficit)                 (179,850)          1,601,543
                                                                   ------------        ------------
                                                                   $  1,715,638         $ 2,724,998
                                                                   ============        ============

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED NOVEMBER 30, 1996 AND
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

                                                        1996              1997
                                                        ----              ----
REVENUE:
License fees                                        $     --          $  800,000
Product sales                                           12,580              --
                                                    -----------       ----------
Cost of sales                                            4,303              --
                                                    -----------       ----------
Gross profit                                             8,277           800,000

Operating expenses:
R&D                                                    356,627           341,392
Marketing and G&A                                      365,706           456,865
                                                    -----------       ----------
Total operating expenses                               722,333           798,257
                                                    -----------       ----------
Profit (Loss) from operations                         (714,056)            1,743

Net interest income (expense)                            7,952              (645)
                                                    -----------       ----------
Net income (loss)                                   $  706,104)       $    1,098
                                                    ===========       ==========
Net income (loss) per share                         $     (.31)       $   --
Shares and common share equivalent                   2,277,000         7,209,502

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            (FORMERLY ECHOCATH, LTD.)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1997
                                   (UNAUDITED)

                                                                         1996          1997
                                                                         ----          ----
Cash flows from operating activities:
    Net profit (loss)                                                $  (706,104)  $     1,098
        Adjustments to reconcile net profit (loss) to net
        cash used in operating activities:
           Depreciation and amortization                                  26,248        27,931
           Change in operating assets & liabilities:
               Decrease in accounts receivable                             4,366          --
               Increase in inventory                                     (55,742)       (1,218)
               Decrease in prepaid expenses                               11,542        19,164
               Increase in other assets                                   (8,343)          --
               Decrease in accounts payable                                 (696)      (10,215)
               Decrease in accrued expenses and due from
               related parties                                           (95,294)      (29,483)
               Increase in other liabilities                               --           15,431
                                                                     -----------   -----------
                 Net cash (used in) provided by operating activities    (824,023)       22,708
                                                                     -----------   -----------

 Cash flows from investing activities:
           Purchase of furniture, equipment and leasehold
           improvements                                                  (70,789)      (10,248)
           Purchase of intangible assets                                  (5,667)      (22,444)
                                                                     -----------   -----------
                       Net cash used in investing activities             (76,456)      (32,692)
                                                                     -----------   -----------
 Cash flows from financing activities:
           Principal payments on capital lease obligations                (7,305)        2,234
           Net proceeds from initial public offering and
           over-allotment option                                         (13,838)          195
           Issuance of Class A common stock                                --        1,049,000
           Class B preferred dividends                                     --          (18,900)
                                                                     -----------   -----------
                       Net cash (used in) provided by
                       financing activities                              (21,143)    1,032,529
                                                                     -----------   -----------
                       Net increase (decrease) in cash and
                       cash equivalents                                 (921,622)    1,022,545
 Cash and cash equivalents, beginning of period                        2,387,691       788,933
                                                                     -----------   -----------
 Cash and cash equivalents, end of period                            $ 1,466,069   $ 1,811,478
                                                                     -----------   -----------
    Supplemental disclosure of cash flow information:
        Interest expense                                             $    15,712   $    14,546
                                                                     -----------   -----------
    Supplemental disclosure of noncash information:
        Equipment acquired under capital lease                       $     --      $     8,190
                                                                     -----------   -----------
    Capital contribution which was subject to repayment              $             $   750,000
                                                                     -----------   -----------

ECHOCATH, INC.

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at November 30, 1996 and 1997 have been made.

The Company does not anticipate being profitable for fiscal year 1998, therefore a provision for income tax was not established for the first quarter.

NOTE B:

Inventories are summarized as follows:

                             November 30, 1997
                             -----------------
Raw Materials                        $   59,126
Finished Goods                          142,658
                                     ----------
                                     $ 201,784
                                     ==========
NOTE C:

On July 7, 1995, the Company entered into an agreement with Alliance Partners ("Alliance") in order to amend its previously existing agreement. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full in August 1995. The payment of such indebtedness is to be treated as a capital contribution; however, if 75% of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. In addition, the new agreement provides that funds previously advanced to the Company by the partners of Alliance (aggregating $1,050,368 as of January 1996) are to be treated as permanent capital. On September 7, 1995, the partners of Alliance and certain other entities and individuals received 525,000 shares of Class B common stock pursuant to this agreement. As of October 31, 1997, Alliance released the $750,000 contingent payment in exchange for 50,000 shares of Class A common stock and an option to purchase 50,000 shares of common stock, thereby converting the Company's contingent liability to equity. The option is exercisable at $2.00 per share of common stock and such option expires 6 years from the date of grant. This transaction was treated as a capital contribution, consistent with the original Alliance transaction.

NOTE D:

LICENSE AGREEMENTS WITH MEDTRONIC, INC.

On December 30, 1996 the Company announced that it entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company expects to receive a series of payments totaling $950,000 after the completion of certain milestones. The Company has received no licensing revenue to date under this agreement. The total payments to the Company under the December 1996 Medtronic Agreement are $150,000 as of December 4, 1997.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company expects to receive development milestone payments up to $700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment nor has it earned any royalties to date under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of November 30, 1997 the Company has $56,700 of accrued preferred stock dividends.

On October 30, 1997, the Company announced it had reached a second definitive licensing and development agreement with Medtronic, Inc. Pursuant to the terms of the October 1997 Medtronic Agreement, the Company, among other things: (i) granted Medtronic a worldwide exclusive license to make, have made, use sell and have sold products utilizing the Company's ColorMark and EchoMark technologies in guiding devices during cardiothoracic surgical procedures: and (ii) granted Medtronic the exclusive right and option at any time within six (6) months of the effective date of the October 1997 Medtronic Agreement, to acquire a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding device during cardiothoracic surgical procedures.

In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000 million, which amount includes, among other things: (i) $800,000 paid to the Company in upfront licensing fees: (ii) $1,000,000 form the purchase of 363,636 restricted shares of the Company's Class A common stock, no par value (the "Class A common stock"), issued to Medtronic Asset Management, Inc. wholly-owned subsidiary of Medtronic; and (iii) future payments by Medtronic to the Company which include minimum annual royalties upon product commercialization.

PREFERRED STOCK SUBSCRIPTION AGREEMENT

The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A common stock are achieved. The Series B preferred stock is convertible into Class A common stock. The conversion of Series B cumulative convertible preferred stock to Class A common stock will be at the conversion rate of 1 share of Class A common stock for each
1.2 shares of Series B cumulative preferred stock through 1999. Thereafter, the conversion rate shall be 1 share of Class A common stock issuable for each 1.3 shares of Series B cumulative convertible preferred stock (see Part 2:
Other Information - Item 1 Legal Proceedings).

PART 2: OTHER INFORMATION--ITEM 1

NOTE H:

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the quarter ending November 30, 1996. The Company's common stock equivalents (preferred stock, warrants and stock options) outstanding have been included for the quarter ended November 30, 1997 as determined by the Treasury Stock Method. The increase in preferred stock, options, and warrants for the quarter ending November 30, 1997 was required as a result of the net income for that period.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GENERAL

Certain statements in this Report on Form 10-QSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurances of success; need for additional financing; uncertainty of market acceptance; reliance on collaborative agreements; competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience; limited manufacturing and assembly experience; limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of FDA and other government regulations; limitations on third party reimbursement; potential adverse impact of anti-remuneration laws; potential product liability; risk of loss in lawsuit; risk of low prices stocks; and other factors referenced in this Report. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1997 and 1996

REVENUE:

The Company had revenues of $800,000 for the quarter ended November 30, 1997, all of which were from license fees, and $12,580 from product sales for the quarter ending November 30, 1996.

The Company had no cost of sales associated with the license fees for the quarter ended November 30, 1997 and $4,303 which represented 34% of sales for the quarter ended November 30, 1996.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $15,235 or 4.2% during the three months ended November 30, 1997 because of a large decrease in materials purchased that was partially offset by expenses for a new computer system necessary to meet FDA requirements. Other factors did not have any material effect on the quarter to quarter comparisons.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, General and Administrative expenses increased $91,159 or 25.0% during the three months ended November 30, 1997 because of a large increase in legal expenses resulting from EP MedSystems litigation, legal expenses associated with satisfying listing requirements on the NASDAQ Small Cap Market, the license agreement with Medtronic and an agreement with Alliance Partners to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation associated with the issuance of Class

A common stock to Alliance Partners. Other factors did not have any material effect on the quarter to quarter comparisons.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash, together with revenues expected to be derived from sales of certain of its products and license fees, should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1998. The Company also believes that additional cash resources should be available either through financing provided through the completion of license agreements and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated 'SS'10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an Amended Complaint, also alleging violations of 'SS'10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's Answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an Answer to the Amended Complaint, again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. The Company anticipates that this motion will be fully briefed and submitted to the Court by January 30, 1998.

The Company believes, after discussion with counsel, that the Complaint is without merit and intends to defend itself vigorously.

Item 2: Changes in Securities

A-1) 413,636 new shares of Class A common stock were issued during the quarter under the same terms and conditions required by the Certificate of Incorporation. 363,636 shares were issued on October 30, 1997 to Medtronic, Inc., and 50,000 shares were issued to Alliance Partners. Additionally, an option to purchase 50,000 shares of Class A common stock at an exercise price of $2.00 per share was granted to Alliance Partners as of October 31, 1997. The expiration date is six years after its issue date.

A-2) A copy of the Subscription Agreement to purchase Class A common stock was filed pursuant to a report on Form 8-K filed on October 31, 1997.

Item 3: None

Item 4: None

Item 5: None

Item 6: Exhibits and Reports on Form 8-K

A)      Exhibits

        27)    Financial Data Schedule

B) A report on Form 8-K was filed on October 31, 1997, which is incorporated by reference in the Company's 10-KSB dated August 31, 1997.

               Financial Statements and Exhibits.

         The following financial statements and exhibits were filed pursuant to a report on Form 8-K filed on October 31, 1997:

                             Pro Forma Financial Information

         Pro forma condensed balance sheets at September 30, 1997 and August 31, 1997.

         Pro forma condensed statement of operation for the 3-month period ended August 31, 1997 and the month ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 14, 1998

                                            EchoCath, Inc.
                                            --------------------
                                           (Registrant)

                                      By:  /s/ Frank DeBernardis
                                           -------------------------
                                            Frank DeBernardis
                                            President, Chief Executive Officer,
                                            Principal Financial and Accounting
                                            Officer

                              STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.........  'r'
The section symbol shall be expressed as......................  'SS'