Form 10QSB
period 1998-02-28
ECHOCATH INC
filed 1998-04-14
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

               OR

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        Commission File Number :            0-27380

                                 ECHOCATH, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                 New Jersey                              22-3273101
-----------------------------------         -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                       P.O. Box 7224, Princeton, NJ 08543
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number. . .(609) 987-8400
                  --------------------------------------------

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

                        YES         X        NO
                                  ------              ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON EQUITY                        OUTSTANDING AT April 7, 1998
----------------------                        ----------------------------

Class A common stock (No Par Value)                              2,316,759
Class B common stock (No Par Value)                              1,207,277

Transitional Small Business Disclosure Format (check one)

                        YES                   NO        X
                                  ------               -----

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

                                                                        Page
                                                                        ----
Item 1:        Financial Statements
Balance Sheets,
August 31, 1997 and February 28, 1998 (Unaudited)                          3

Statements of Operations for the three months ended
February 28, 1997 (Unaudited), and February 28, 1998 (Unaudited)           4

Statements of Operations for the six months ended
February 28, 1997 (Unaudited) and February 28, 1998 (Unaudited)            5

Statements of Cash Flows for the six  months ended
February 28, 1997 (Unaudited), and February 28, 1998 (Unaudited)           6

Notes to Financial Statements                                          7 - 9

Item 2:        Management's Discussion and Analysis of  Financial
               Condition and Results of Operation                     9 - 12

Signatures                                                                13

                                 ECHOCATH, INC.

                                 BALANCE SHEETS



                                                                August 31, 1997   February 28, 1998
                                                                ---------------   -----------------
                                                                                        (Unaudited)
                                        ASSETS
Current assets:
    Cash and cash equivalents                                      $    788,933        $  1,114,279
    Inventory                                                           200,565             201,150
    Prepaid expenses                                                    109,994              79,672
                                                                    ------------       ------------
                  Total current assets                                1,099,492           1,395,101
    Furniture, equipment and leasehold improvements, net                324,243             301,710
    Intangible assets, net                                              264,076             284,829
    Other assets                                                         27,827              28,252
                                                                    ------------       ------------
                                                                   $  1,715,638        $  2,009,892
                                                                    ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Note payable                                                    $   540,000        $   540,000
    Accounts payable                                                     90,270             62,576
    Accrued expenses                                                    373,145            429,598
    Obligations under capital leases, less current portion               25,852             22,714
                                                                    ------------       ------------
                  Total current liabilities                           1,029,267          1,054,888
 Obligations under capital leases                                        28,702             27,760
 Other liabilities                                                       87,519            118,381
                                                                    ------------       ------------
                  Total liabilities                                   1,145,488          1,201,029
                                                                    ------------       ------------
 Capital contribution subject to repayment                              750,000                 --
                                                                    ------------       ------------
 Stockholders' equity (deficit):
    Preferred stock, no par value, 5,000,000 shares authorized;
      280,000 shares of Series B cumulative convertible issued
      and outstanding, senior in  liquidation to Class A and
      Class B common stock, (liquidation value $1,400,000)            1,393,889          1,393,889
    Class A common stock, no par value, 18,500,000 shares
      authorized;  2,316,759 issued and outstanding as of
      February 28, 1998 and 1,886,955 as of August 31, 1997           6,198,611          7,247,834
    Class B common stock, no par value, 1,500,000 shares
      authorized; 1,207,277 shares issued and outstanding,
      292,723 shares retired and transferred to Class A shares;
      convertible into one share of Class A common stock              3,273,470          4,023,470
    Accumulated deficit                                             (11,045,820)       (11,856,330)
                                                                    ------------       ------------
                  Total stockholders' (deficit) equity                 (179,850)           808,863
                                                                    ------------       ------------
                                                                  $   1,715,638      $   2,009,892
                                                                   =============      =============



See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED FEBRUARY 28, 1997 AND
                                FEBRUARY 28, 1998
                                   (UNAUDITED)

                                                       1997              1998
                                                       ----              ----
REVENUE:
License fees                                    $   150,000       $        --
Cost of sales                                            --                --
                                                -----------       -----------
Gross profit                                        150,000                --

Operating expenses:
R&D                                                 381,414           355,107
Marketing and G&A                                   439,724           422,566
                                                -----------       -----------
Total operating expenses                            821,138           777,673
                                                -----------       -----------
Loss from operations                               (671,138)         (777,673)

Net interest income                                   8,108             3,865
                                                -----------       -----------
Net loss                                         $ (663,030)      $  (773,808)
                                                ===========       ===========

Basic and diluted earnings per share                  (0.28)            (0.29)

Weighted average shares of Common Stock           2,277,000         2,691,000





See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED FEBRUARY 28, 1997 AND
                                FEBRUARY 28, 1998
                                   (UNAUDITED)

                                                        1997             1998
                                                        ----             ----
REVENUE:
License fees                                    $    150,000     $    800,000
Product sales                                         12,580              --
                                                ------------     ------------
Total revenue                                        162,580          800,000
Cost of sales                                          4,303               --
                                                ------------     ------------
Gross profit                                         158,277          800,000

Operating expenses:
R&D                                                  738,041          696,499
Marketing and G&A                                    805,430          879,431
                                                ------------     ------------
Total operating expenses                           1,543,471        1,575,930
                                                ------------     ------------
Loss from operations                              (1,385,194)        (775,930)

Net interest income                                   16,060            3,220
                                                ------------     ------------
Net loss                                         $(1,369,134)     $  (772,710)
                                                ============     ============

Basic and diluted earnings per share                   (0.60)           (0.32)

Weighted average shares of Common Stock            2,277,000        2,559,000




See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998
                                   (UNAUDITED)

                                                                            1997           1998

Cash flows from operating activities:
    Net loss                                                        $ (1,369,134)   $  (772,710)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                  57,046         59,346
           Change in operating assets & liabilities:
               Decrease in trade accounts receivable                       7,192             --
               Increase in inventory                                     (66,813)          (584)
               Decrease in prepaid expenses                               39,603         30,322
               Increase in other assets                                   (8,343)          (425)
               Increase in accounts payable                               30,594          1,792
               Increase (decrease) in accrued expenses and due
                 from related parties                                    (42,376)        26,966
               Increase in other liabilities                                 --          30,862
                                                                   -------------    -----------
                       Net cash used in operating activities          (1,352,231)      (624,431)
                                                                   -------------    -----------

 Cash flows from investing activities:

           Purchase of furniture, equipment and leasehold
             improvements                                               (136,135)       (27,725)
           Purchase of intangible assets
                                                                         (13,581)       (29,841)
                                                                   -------------    -----------
                       Net cash used in investing activities            (149,716)       (57,566)
                                                                   -------------    -----------

 Cash flows from financing activities:
           Principal payments on capital lease obligations               (12,943)        (4,080)
           Repayment from shareholder                                    101,899             --
           Net proceeds from initial public offering and
             over-allotment option                                       (14,273)           223
           Proceeds from issuance of preferred stock                   1,400,000             --
           Issuance of Class A common stock                                   --      1,049,000
           Class B preferred dividends                                        --        (37,800)
                                                                   -------------    -----------
                       Net cash provided by financing activities       1,474,683      1,007,343
                                                                   -------------    -----------
                       Net (decrease) increase in cash and cash
                         equivalents                                     (27,264)       325,346
 Cash and cash equivalents, beginning of period                        2,387,691        788,933
                                                                   -------------    -----------

 Cash and cash equivalents, end of period                            $ 2,360,427    $ 1,114,279
                                                                   -------------    -----------

    Supplemental disclosure of cash flow information:
        Interest expense                                             $    31,712    $    29,883
                                                                   -------------    -----------

    Supplemental disclosure of noncash information:
        Equipment acquired under capital lease                       $        --    $     8,190
                                                                   -------------    -----------




See accompanying notes to financial statements.

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at February 28, 1997 and 1998 have been made.

NOTE B:

Inventories are summarized as follows:
                                February 28, 1998
                                -----------------
Raw Materials                          $  130,732
Work In Process                               845
Finished Goods                             69,573
                                       ----------
                                       $  201,150
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

NOTE D:

LICENSE AGREEMENTS WITH MEDTRONIC, INC.

On December 30, 1996 the Company announced that it entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company expects to receive a series of payments totaling $950,000 after the completion of certain milestones. The Company has received no licensing revenue to date under this agreement. The total payments to the Company under the December 1996 Medtronic Agreement are $150,000 as of April 1, 1998.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company expects to receive development milestone payments up to $700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment nor has it earned any royalties to date under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of February 28, 1998 the Company has $75,600 of accrued preferred stock dividends.

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

In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000 million, which amount includes, among other things: (i) $800,000 paid to the Company in upfront licensing fees: (ii) $1,000,000 for the purchase of 363,636 restricted shares of the Company's Class A common stock, no par value (the "Class A common stock"), issued to Medtronic Asset Management, Inc. wholly-owned subsidiary of Medtronic; and (iii) future payments by Medtronic to the Company which include minimum annual royalties upon product commercialization.

NOTE E:

PREFERRED STOCK SUBSCRIPTION AGREEMENT

The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B Cumulative Convertible Preferred Stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A Common Stock are achieved. The Series B Preferred Stock is convertible into Class A Common Stock. The conversion of Series B Cumulative Convertible Preferred Stock to Class A Common Stock will be at the conversion rate of 1 share of Class A Common Stock for each
1.2 shares of Series B Cumulative Preferred Stock through 1999. Thereafter, the conversion rate shall be 1 share of Class A Common Stock issuable for each 1.3 shares of Series B Cumulative Convertible Preferred Stock (see Part 2: Other Information - Item 1, Legal Proceedings).

NOTE F:

LOSS PER SHARE

As of February 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.

Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options, and preferred stock, are not included in the calculation since the effect would be antidilutive.

NOTE G:

On February 26, 1998, the Company was notified by NASDAQ that based on the quarter ended November 30, 1997 Form 10-QSB filing, the Company did not satisfy NASDAQ's minimum equity requirements of $2 million and that if the Company did not correct this matter it would be delisted from the NASDAQ Smallcap Market. Currently, the Company is exploring various opportunities which could potentially increase equity over the NASDAQ minimum equity requirements. However, there can be no assurances that any of these opportunities will occur or that the Company will not be delisted from the NASDAQ Smallcap Market.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GENERAL

Certain statements in this Report on Form 10-QSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurances of success; need for additional financing; uncertainty of market acceptance; reliance on collaborative agreements; competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience; limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of FDA and other government regulations; limitations on third party reimbursement; potential adverse impact of anti-remuneration laws; potential product liability; risk of loss in lawsuit; risk of low price stocks; and other factors referenced in this Report. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Six Months Ended February 28, 1998 and 1997

REVENUE:

The Company had revenues of $800,000 for the six months ended February 28, 1998, all of which were from license fees; and $150,000 from license fees and $12,580 from product sales for the six months ending February 28, 1997.

The Company had no cost of sales associated with the license fees for the six months ended February 28, 1998 and $4,303 which represented 2.7% of sales for the six months ended February 28, 1997.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $41,542 or 5.6% during the six months ended February 28, 1998 because of the completion of a research agreement, a lower level of FDA consulting fees, less travel, and a decrease in material purchased in the current six months.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, General and Administrative expenses increased $74,001 or 9.2% during the six months ended February 28, 1998 because of a large increase in legal expenses resulting from EP MedSystems litigation, legal expenses associated with satisfying listing requirements on the NASDAQ Smallcap Market, the license agreement with Medtronic and an agreement with Alliance Partners to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation associated with the issuance of Class A Common Stock to Alliance Partners. Other factors did not have any material effect on the six month comparisons.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1998 and 1997

REVENUE:

The Company did not produce any revenue for the quarter ended February 28, 1998 compared to license fees of $150,000 for the quarter ended February 28, 1997.

The Company had no cost of sales associated with the license fees for the quarter ended February 28, 1997.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $26,307 or 6.9% during the three months ended February 28, 1998 because of the completion of a research agreement and lower level of FDA consultant fees in the quarter ended February 28, 1998 compared to the quarter ended February 28, 1997.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, General and Administrative expenses decreased $17,158 or 3.9% during the quarter ended February 28, 1998 compared to the quarter ended February 28, 1997 because of the elimination of selling consultant fees and the reduction of administration consultant fees were greater than the increase in legal fees for the quarter ended February 28, 1998 compared to the quarter ended February 28, 1997. Other factors did not have any material effect on the three month comparisons.

LIQUIDITY AND CAPITAL RESOURCES

The Company projects that it has sufficient funds to the end of the fiscal year. In order to continue operations thereafter, the Company will be required to raise additional funds. The Company is in the process of arranging a proposed financing with a placement agent. However, there can be no assurances that such financing will be consummated. The Company also believes that additional cash resources should be available through financing provided through the completion of license agreements and strategic alliances. There can be no assurance that the Company will be able to complete the aforementioned license agreements, strategic alliances or financing on acceptable terms or at all. The Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated 'SS'10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an Amended Complaint, also alleging violations of 'SS'10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's Answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an Answer to the Amended Complaint, again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. This motion has been fully briefed and has been submitted to the Court.

The Company believes, after discussion with counsel, that the Complaint is without merit and intends to defend itself vigorously.

Item 2: Changes in Securities - None

Item 3: Defaults Upon Senior Securities - None

Item 4: Submission of Matters to a Vote of Security Holders

A)   The Company held its annual meeting of shareholders on March 5, 1998.
B) The shareholders elected a board of five directors to serve until the next annual meeting of stockholders. The following directors were elected:

        FRANK DEBERNARDIS
        Chief Executive Officer
        President and Director

        DAVID VILKOMERSON
        Executive Vice President,
        Director of Research and Development,
        Assistant Secretary and Director

        DANIEL MULVENA
        Chairman of the Board of Directors

        ANTHONY DIMUN
        Director

        IRWIN ROSENTHAL
        Secretary and Director

C)   The following matters were voted upon by the stockholders:

        1) The election of five directors as follows: 6,416,115 votes were cast in favor of and 280,500 against for Frank A. DeBernardis, Daniel
           M. Mulvena and Anthony J. Dimun. 6,696,115 votes were cast in favor of and 500 against David Vilkomerson. 5,718,080 votes were cast in favor of and 978,535 were cast against Irwin Rosenthal.

        2) The Company's 1995 Stock Option Plan was amended to increase the number of shares of Class A Common Stock for which options may be granted from 620,000 to 1,020,000. The vote was 5,270,240 for and 292,650 votes against.

        3) KPMG Peat Marwick, LLP was selected as independent public accountants for the fiscal year 1998 by a vote of 5,871,769 for and 500 votes against.

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

A)   Exhibits

        10.25) Employment Agreement dated as of March 10, 1998 between the Company and David Vilkomerson.

        27) Financial Data Schedule

B) There were no reports on Form 8-K filed during the quarter ended February 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 14, 1998

                                   EchoCath, Inc.
                                   --------------------
                                   (Registrant)

                               By: /s/ Frank DeBernardis
                                   --------------------------------------
                                       Frank DeBernardis
                                       President, Chief Executive Officer,
                                       Principal Financial and Accounting
                                       Officer

                             STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.....................'r'
The section symbol shall be expressed as.................................'SS'