Form 10QSB
period 1998-05-31
ECHOCATH INC
filed 1998-07-14
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

            OR

(  )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      Commission File Number:             0-27380

                                 ECHOCATH, INC.
            -----------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter)

     New Jersey                                            22-3273101
------------------------------------------------     --------------------------
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

                      YES    X          NO
                          ------           ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON EQUITY                             OUTSTANDING AT July 13, 1998
-------------------------                          ----------------------------
Class A common stock (No Par Value)                                   2,332,430
Class B common stock (No Par Value)                                   1,191,606

Transitional Small Business Disclosure Format (check one)

                             YES               NO     X
                                 ------            ------

                                 ECHOCATH, INC.

                                      INDEX

                          PART I: FINANCIAL INFORMATION

                                                                Page
                                                                ----

Item 1:        Financial Statements

Balance Sheets,
August 31, 1997 and May 31, 1998 (Unaudited)                    3

Statements of Operations for the three months ended
May 31, 1997 (Unaudited), and May 31, 1998 (Unaudited)          4

Statements of Operations for the nine months ended
May 31, 1997 (Unaudited) and May 31, 1998 (Unaudited)           5

Statements of Cash Flows for the nine months ended
May 31, 1997 (Unaudited), and May 31, 1998 (Unaudited)          6

Notes to Financial Statements                                   7 - 9

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                        9 - 11


                           PART II: OTHER INFORMATION

Item 1:        Legal Proceedings

Signatures                                                      12

                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                    August 31, 1997         May 31, 1998
                                                    ---------------         ------------
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                           $    788,933           $  753,764
   Accounts receivable                                           --               69,120
   Inventory                                                200,565              191,666
   Prepaid expenses                                         109,994               48,934
   Deferred financing costs                                      --               15,000
                                                       ------------           ----------
              Total current assets                        1,099,492            1,078,484
   Furniture, equipment and leasehold
      improvements, net                                     324,243              277,817
   Intangible assets, net                                   264,076              281,435
   Other assets                                              27,827               28,397
                                                       ------------             --------
                                                       $  1,715,638           $1,666,133
                                                       ============           ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Note payable                                        $    540,000           $  540,000
   Accounts payable                                          90,270               16,872
   Accrued expenses                                         373,145              451,759
   Obligations under capital leases,
      less current portion                                   25,852               18,834
                                                       ------------           ----------
              Total current liabilities                   1,029,267            1,027,465
Obligations under capital leases                             28,702               25,108
Other liabilities                                            87,519              133,813
                                                       ------------           ----------
              Total liabilities                           1,145,488            1,186,386
                                                       ------------           ----------
Capital contribution subject to repayment                   750,000                   --
                                                       ------------           ----------
Stockholders' equity (deficit):
   Preferred stock, no par value, 5,000,000 shares
     authorized; 280,000 shares of Series B
     cumulative convertible issued and outstanding,
     senior in liquidation to Class A and Class B
     common stock, (liquidation value $1,400,000)         1,393,889            1,393,889
   Class A common stock, no par value, 18,500,000
     shares authorized; 2,332,430 issued and
     outstanding as of May 31, 1998 and 1,886,955
     as of August 31, 1997                                6,198,611            7,247,834
   Class B common stock, no par value, 1,500,000
     shares authorized; 1,191,606 shares issued
     and outstanding, 308,394 shares retired and
     transferred to Class A shares; convertible
     into one share of Class A common stock              3,273,470             4,023,470
   Accumulated deficit                                 (11,045,820)          (12,185,446)
                                                      -------------        -------------
Total stockholders' (deficit) equity                      (179,850)              479,747
                                                      -------------        -------------
                                                      $  1,715,638         $   1,666,133
                                                      =============        =============

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MAY 31, 1997 AND
                                  MAY 31, 1998
                                   (UNAUDITED)

                                                   1997            1998
                                                 ------           ------
REVENUE:
License fees                                  $       --        $  254,414
Product sales                                    142,430            16,080
                                              ----------          --------
Total revenue                                    142,430           270,494
Cost of sales                                     34,326            10,696
                                              ----------          --------
Gross profit                                     108,104           259,798

Operating expenses:
Research and Development                         404,541           242,064
Marketing and General and Administrative         433,169           324,694
                                              -----------        ---------
Total operating expense                          837,710           566,758
                                              -----------        ---------
Loss from operations                            (729,606)         (306,960)

Net interest income (expense)                        800            (3,255)
                                              -----------        ----------
Net loss                                      $ (728,806)        $(310,215)
                                              ===========        ==========

Basic and diluted earnings per share               (0.32)            (0.12)

Weighted average shares of Common Stock        2,277,000         2,690,636



See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED MAY 31, 1997 AND
                                  MAY 31, 1998
                                   (UNAUDITED)



                                                    1997              1998
                                                    ----              ----
REVENUE:
License fees                                      $150,000          1,054,414
Product sales                                      155,010             16,080
                                                  --------         ----------
Total revenue                                      305,010          1,070,494
Cost of sales                                       38,629             10,696
                                                  --------         ----------
Gross profit                                       266,381          1,059,798

Operating expenses:
Research and Development                         1,142,583            938,563
Marketing and General and Administrative         1,238,599          1,204,125
                                                 ---------         ----------
Total operating expenses                         2,381,182          2,142,688
                                                 ---------         ----------
Loss from operations                            (2,114,801)       $(1,082,890)

Net interest income (expense)                       16,860                (35)
                                                 ---------         ----------
Net loss                                       $(2,097,941)       $(1,082,925)
                                                ===========        ===========

Basic and diluted earnings per share                 (0.92)             (0.44)

Weighted average shares of Common Stock          2,277,000          2,602,840


See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED MAY 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                                       1997              1998
                                                                                       ----              ----
Cash flows from operating activities:
   Net loss                                                                      $(2,097,941)     $(1,082,925)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                89,994           88,929
         Change in operating assets & liabilities:
            (Increase) decrease in trade accounts
              receivable                                                               7,500          (69,120)
            (Increase) decrease in inventory                                         (52,319)           8,900
            Decrease in prepaid expenses                                              71,565           61,059
            Increase in other assets                                                  (8,343)            (570)
            Increase in deferred financing costs                                          --          (15,000)
            Decrease in accounts payable                                              (1,435)          (9,090)
            Increase (decrease) in accrued expenses
              and due from related parties                                           (90,586)          14,304
            Increase in other liabilities                                              8,494           46,294
                                                                                  ----------        ---------
                   Net cash used in operating activities                          (2,073,071)        (957,219)
                                                                                  ----------        ---------
Cash flows from investing activities:
         Purchase of furniture, equipment and                                       (144,074)         (28,646)
           leasehold improvements
         Purchase of intangible assets                                               (37,442)         (31,215)
                                                                                    --------         --------
                   Net cash used in investing
                     activities                                                     (181,516)         (59,861)
                                                                                   ---------         --------

Cash flows from financing activities:
         Principal payments on capital lease
           obligations                                                               (18,713)         (10,612)
         Repayment from shareholder                                                  101,899               --
         Net proceeds from initial public offering and
           over-allotment option                                                     (14,273)             223
         Proceeds from issuance of preferred stock                                 1,374,989               --
         Issuance of Class A common stock                                                 --        1,049,000
         Class B preferred dividends                                                 (18,900)         (56,700)
                                                                                   ---------         --------
                   Net cash provided by financing activities                       1,425,002          981,911
                                                                                   ---------         --------

                   Net decrease in cash and cash
                     equivalents                                                    (829,585)         (35,169)
Cash and cash equivalents, beginning of period                                     2,387,691          788,933
                                                                                 -----------        ---------
Cash and cash equivalents, end of period                                          $1,558,106         $753,764
                                                                                 -----------        ---------
   Supplemental disclosure of cash flow information:
      Interest expense                                                            $   46,646         $ 44,424
                                                                                  ----------        ---------
   Supplemental disclosure of noncash information:
      Equipment acquired under capital lease                                      $       --         $  8,190
                                                                                  ----------        ---------

See accompanying notes to financial statements.

ECHOCATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A:     GENERAL AND BUSINESS
The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although EchoCath, Inc. (the "Company") management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 1997.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at May 31, 1997 and 1998 have been made.

NOTE B:
Inventories are summarized as follows:

                      May 31, 1998
                      ------------
Raw Materials            $  59,126
Work In Process              5,401
Finished Goods             127,139
                          --------
                          $191,666
                          ========


NOTE C:
On July 7, 1995, the Company entered into an agreement with Alliance Partners ("Alliance") which amended a previously existing agreement. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under the Company's bank demand note payable, which was paid in full in August 1995. The payment of such indebtedness was treated as a capital contribution; however, if 75% of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. In addition, the new agreement provided that funds previously advanced to the Company by the partners of Alliance (aggregating $1,050,368 as of January 1996) is treated as permanent capital. On September 7, 1995, the partners of Alliance and certain other entities and individuals received 525,000 shares of Class B common stock pursuant to this agreement. As of October 31, 1997, Alliance released the $750,000 contingent payment in exchange for 50,000 shares of Class A common stock and an option to purchase 50,000 shares of Class A common stock, thereby converting the Company's contingent liability to equity. The option is exercisable at $2.00 per share of Class A common stock and expires six years from the date of grant. This transaction was treated as a capital contribution, consistent with the original Alliance transaction.

NOTE D:
LICENSE AGREEMENTS WITH MEDTRONIC, INC.
On December 30, 1996, the Company entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company expects to receive a series of payments totaling up to $950,000 after the completion of certain milestones. As of July 1, 1998 total payments under this agreement were $200,000.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products of the Company can be incorporated into the EP MedSystems' diagnostic catheter line. The Company expects to receive development milestone payments of up to

$700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment nor has it earned any royalties to date under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of May 31, 1998, the Company has $94,500 of accrued preferred stock dividends.

On October 30, 1997, the Company announced it had reached a second definitive licensing and development agreement with Medtronic, Inc. Pursuant to the terms of this Agreement, the Company, among other things: (i) granted Medtronic an exclusive license to make, have made, use, sell and have sold products utilizing the Company's ColorMark and EchoMark technologies in guiding devices during cardiothoracic surgical procedures: and (ii) granted Medtronic the exclusive right and option at any time until July 31, 1998 to acquire a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding device during cardiothoracic surgical procedures.

In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000 million, which amount includes, among other things: (i) $800,000 paid to the Company in upfront licensing fees: (ii) $1,000,000 for the purchase of 363,636 restricted shares of the Company's Class A common stock issued to Medtronic Asset Management, Inc. wholly-owned subsidiary of Medtronic; and (iii) future payments by Medtronic to the Company which include minimum annual royalties upon product commercialization.

NOTE E:
PREFERRED STOCK SUBSCRIPTION AGREEMENT
The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B Cumulative Convertible Preferred Stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the Preferred Stock if certain performance goals of the Class A Common Stock are achieved. The Series B Preferred Stock is convertible into Class A Common Stock. The Series B Cumulative Convertible Preferred Stock to Class A Common Stock will be at the conversion rate of one share of Class A Common Stock for each 1.2 shares of Series B Cumulative Preferred Stock through 1999. Thereafter, the conversion rate shall be one share of Class A Common Stock issuable for each 1.3 shares of Series B Convertible Preferred Stock (see Part 2: Other Information - Item 1, Legal Proceedings).

NOTE F:
LOSS PER SHARE
As of February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.

Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options and preferred stock are not included in the calculation since the effect would be antidilutive.

NOTE G:
On February 26, 1998, the Company was notified by The NASDAQ Stock Market,
Inc. that based on the quarter ended November 30, 1997 Form 10-QSB filing, the Company did not satisfy NASDAQ's minimum equity requirements of $2 million and that if the Company did not correct this matter it would be delisted from the NASDAQ Smallcap Market. On June 1, 1998 the Company filed for an exception to the minimum equity requirement, which NASDAQ has extended. On June 8, 1998, the Company requested a hearing to review the initial finding by the NASDAQ listing qualification staff. A hearing date of July 31, 1998 has been set to review the continuing listing of the Company. Currently, the Company is exploring various opportunities which could potentially increase equity over the NASDAQ minimum equity requirements. However, there can be no assurances that any of these opportunities will occur or that the Company will not be delisted from the NASDAQ Smallcap Market.

ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Certain statements in this Report on Form 10-QSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurances of success; need for additional financing; uncertainty of market acceptance; reliance on collaborative agreements; competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience; limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of the U.S. Food and Drug Administration (FDA) and other government regulations; limitations on third party reimbursement; potential product liability; risk of loss in lawsuit; risk of low price stocks; and other factors referenced in this Report. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
Nine Months Ended May 31, 1998 and 1997

REVENUE:
The Company had revenues of $1,070,474 and $305,010 for the nine months ended May 31, 1998 and 1997, respectively. License fees represented 98.5% of revenue and product sales represents 1.5% for the nine months ended May 31, 1998. Product sales represented 50.8% of revenue, and license fees represented 49.2% of revenue for the nine months ended May 31, 1997.

The Company had cost of sales of $10,696 associated with revenues for the nine months ended May 31, 1998 and $38,629 for the nine months ended May 31, 1997.

RESEARCH AND DEVELOPMENT:
Research and Development expenses decreased $204,020 or 17.9% during the nine months ended May 31, 1998 because of the reimbursement of certain development expenses under the terms of a license and development agreement, greater allocation to administration salary and related expenses by management, and a lower level of FDA consulting fees.

SELLING, GENERAL AND ADMINISTRATIVE:
Selling, general and administrative expenses decreased $34,474 or 2.8% during the nine months ended May 31, 1998. The Company eliminated a marketing employee and a marketing consultant and certain related expenses associated with the reduction. This was partially offset by a large increase in legal expenses resulting from the EP MedSystems litigation, satisfying listing requirements on the NASDAQ Smallcap Market, the license agreement with Medtronic and an agreement with Alliance Partners to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation associated with the issuance of Class A common stock to Alliance Partners.

RESULTS OF OPERATIONS
Three Months Ended May 31, 1998 and 1997

REVENUE:
The Company had revenue of $270,494 and $142,430 for the three months ended May 31, 1998 and 1997 respectively. License fees represented 94.1% of revenue and product sales represented 5.9% for the three months ended May 31, 1998. Product sales represented 100% of the revenue for the three months ended May 31, 1997.

The Company had cost of sales of $10,696 associated with revenues for the three months ended May 31, 1998 and $34,326 for the three months ended May 31, 1997.

RESEARCH AND DEVELOPMENT:
Research and Development expenses decreased $162,477 or 40.2% during the three months ended May 31,1998 because of the reimbursement of certain development expenses under the terms of a license and development agreement, greater allocation to administrative salary and related expenses by management, and a lower level of FDA consultant fees compared to the quarter ended May 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE:
Selling, general and administrative expenses decreased $108,475 or 25.0% during the three months ended May 31, 1998 because of a decrease in legal expenses for the quarter, (year to date legal expenses are up substantially). Reduction in salary and related expenses in both Sales and Marketing and Administration and the reduction in consulting expenses compared to the quarter ended May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company projects that it has sufficient funds until to the end of its fiscal year. In order to continue operations thereafter, the Company will be required to raise additional funds. The Company is in the process of arranging a proposed financing with a placement agent. However, there can be no assurances that such financing will be consummated. The Company also believes that additional cash resources should be available through financing provided through the completion of license agreements and strategic alliances. There can be no assurance that the Company will be able to complete the aforementioned license agreements, strategic alliances or financing on acceptable terms or at all. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated 'SS' 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an Amended Complaint, also alleging violations of 'SS' 10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's Answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an Answer to the Amended Complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. This motion has been fully briefed and has been submitted to the Court.

The Company believes, after discussion with counsel, that the Complaint is without merit and intends to defend itself vigorously.

Item 2:     Changes in Securities and use of Proceeds - None

Item 3:     Defaults Upon Senior Securities - None

Item 4:     Submission of Matters to a Vote of Security Holders -None

Item 5:     Other Information - None

Item 6:     Exhibits and Reports on Form 8-K

A)  Exhibits

     27)   Financial Data Schedule

B) There were no reports on Form 8-K filed during the quarter ended May 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 1998

                                              EchoCath, Inc.
                                              ------------------
                                              (Registrant)

                                      By: /s/ Frank DeBernardis
                                          ------------------------------
                                              Frank DeBernardis
                                              President, Chief Executive
                                                Officer,
                                              Principal Financial and
                                                Accounting Officer



                            STATEMENT OF DIFFERENCES

  The registered trademark symbol shall be expressed as.................  'r'
  The section symbol shall be expressed as.............................. 'SS'