Form 10KSB40
period 1998-08-31
ECHOCATH INC
filed 1998-12-14
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended August 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to __________


                         Commission file number 0-27380

                                 ECHOCATH, INC.
                 (Name of small business issuer in its charter)

          New Jersey                                     22-3273101
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  P.O. Box 7224, Princeton, New Jersey                      08543
 (Address of principal executive offices)                (Zip Code)


            Issuer's telephone number: (609) 987-8400

    Securities registered pursuant to Section 12(b) of the Exchange Act: None


      Securities registered pursuant to Section 12(g) of the Exchange Act:

               CLASS A COMMON STOCK, NO PAR VALUE

                           REDEEMABLE CLASS A WARRANTS
                           REDEEMABLE CLASS B WARRANTS
          UNITS {EACH CONSISTING OF ONE SHARE OF CLASS A COMMON STOCK,
       ONE REDEEMABLE CLASS A WARRANT AND ONE REDEEMABLE CLASS B WARRANT}
       ------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year (year ended August 31, 1998) were $1,075,399.

     The aggregate market value on December 8, 1998 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, no par value) computed using the last sales price on that date was approximately $3,528,117.

     As of December 8, 1998, 2,352,078 shares of Class A Common Stock, no par value, and 1,172,018 shares of Class B Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
None

Transitional Small Business Disclosure Format (check one)  [ ] YES [X] NO

                                INTRODUCTORY NOTE

     EchoCath, Inc., a New Jersey Corporation (the "Company or "EchoCath") is engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures.

     Certain statements in this Report on Form 10-KSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurance of success; need for additional financing; ability to function as a going concern, uncertainty of market acceptance; reliance on collaborative agreements; competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience; limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of the United States Food and Drug Administration and other government regulations; limitations on third-party reimbursement; potential adverse impact of anti-remuneration laws; potential product liability; listing on the NASD's OTC Bulletin Board'r'; Year 2000 issues; and other factors referenced in this Report. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "believes," "estimates," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     The Company is engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures. The Company's technologies enable ultrasound imaging to, among other things, identify devices during interventional procedures such as needle biopsies, catheterizations and intravascular imaging. The Company has developed four proprietary ultrasound technologies that have direct application for minimally-invasive surgical procedures. The Company's technologies include a proprietary transcutaneous, epivascular, and catheter-based sensor and electronics system ("EchoFlow'TM'") which, if successfully developed, would provide data on the blood flow through internal vessels, a proprietary catheter positioning system ("EchoMark'r'") which electronically marks and displays the position of non-metallic objects, such as catheters, within the body on existing ultrasound imaging screens, a proprietary system ("ColorMark'r'") which highlights metallic objects, such as needles and other interventional instruments, in color to permit them to be easily seen on existing ultrasound imaging screens, and a proprietary imaging system ("EchoEye'r'") which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking intravascular images and guidance for minimally invasive ultrasound-guided surgical procedures.

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

     Currently available ultrasound imaging devices, however, also have certain limitations. These devices are often unable to record the location of a catheter or other medical device inserted by the clinician into the body. Because the precise placement of such devices is often essential for therapeutic use, this difficulty can severely impair the potential usefulness of ultrasound for guiding interventional procedures.

The Company's Products and Technology

     The following is a description of the Company's products and proposed products utilizing the Company's proprietary technologies.

     ECHOFLOW The Company is engaged in ongoing research and development of the EchoFlow technology and products incorporating the EchoFlow technology which, if successfully developed, would provide data on the blood flow through internal vessels. Small sensors that can be mounted onto blood vessels or within the walls of a graft, and that provide crucial data on the flow of blood, have wide applicability, including for feedback control of pacemakers and implantable defibrillators. EchoFlow sensors can be disposable products, and will connect to an electronics module.

     The Company has successfully performed bench tests on EchoFlow sensors, and has conducted preclinical testing on EchoFlow at Mount Sinai Hospital in 1997 and at the University of Louisville in April 1998. In March 1998, at the national conference of the Society of Clinical Vascular Surgeons ("SCVS") in San Diego, California, EchoCath demonstrated the EchoFlow system using a sensor, one-quarter the size of a postage stamp, that when laid directly on or over a blood vessel, provides the quantitative blood flow measurements required by a vascular surgeon. At the SCVS conference, the pre-clinical results from employing an EchoFlow prototype instrument to measure blood flow were also presented. Continued product definition took place at the Annual Meeting of the SCVS in June 1998. (Professor William Abbott of Harvard Medical School, a member of EchoCath's Medical Advisory Board.) Product prototypes are currently being tested. The Company anticipates that, subject to completing its research and development, obtaining the necessary approval of the United States Food and Drug Administration (the "FDA") and other regulatory approvals and developing a commercial prototype, it will market and sell the initial EchoFlow product to vascular surgeons for intraoperative measurements and potentially for intensive care monitoring of circulatory status.

     The Company intends to develop, manufacture and market additional EchoFlow products that utilize its EchoFlow technology. Planned products include monitoring systems that will measure blood flow in the circulatory system, utilizing sensors on the skin above a blood vessel, or placed directly on the vessel following surgery, or, carried on a catheter, inside the blood stream. As the status of the circulatory system is crucial, the Company believes such products have significant potential uses but widespread acceptance of these products will depend on numerous factors. (See Introductory Note and "Important Factors Regarding Forward-Looking Statements"). The commercialization of other applications of the EchoFlow product will depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise. The Company cannot predict, when, if ever, such products will be successfully developed or available for commercial sale.

     The Minimally Invasive Cardiac Surgery Division ("MICS Division") of Medtronic, Inc., a Minnesota corporation ("Medtronic") purchased an option to acquire the exclusive right to license EchoFlow for minimally invasive cardiac surgery ("MICS"). While the option has expired, the Company and Medtronic have continued to engage in discussions regarding a potential licensing agreement relating to EchoFlow technologies. The Company cannot predict whether or not such discussions will result in the Company and Medtronic reaching a definitive agreement. In addition, in October 1997 Medtronic's MICS Division licensed the rights to use certain other EchoCath technologies in the field-of-use of MICS.

     ECHOMARK The Company's EchoMark system electronically marks and displays the position of non-metallic objects, such as catheters within the body on existing ultrasound imaging screens, eliminating the need to use X-ray to confirm the position of such objects. The Company has developed a catheter utilizing the EchoMark technology to diagnose fallopian tube blockage (the "EchoMark Salpingography Catheter"). The EchoMark Salpingography Catheter consists of a disposable catheter to which is attached a proprietary sensor connected by wire to a reusable catheter system interface (the "EchoMark CSI"). The EchoMark CSI, for which the Company received FDA market clearance in 1992, provides the interface between the Company's EchoMark products and most commercially available ultrasound imaging systems. On the EchoMark Salpingography Catheter, the sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor on the ultrasound imaging screen. The Company believes that the EchoMark Salpingography Catheter may expand the use of ultrasound for diagnosing and treating infertility problems in women because of the desire to avoid X-rays in such patients and the desire to reduce procedure time. The Company intends to enter into joint venture, licensing or other collaborative arrangements to market and sell the EchoMark Salpingography Catheters. To date, the Company has been unsuccessful in securing an agreement with a joint venture partner or licensee or any other arrangement. The Company has also developed the EchoMark Electrophysiology Catheter (the "EchoMark Electrophysiology Catheter") which consists of a conventional electrophysiology catheter augmented by a piezoplastic covered brass sensor connected by wire to the EchoMark CSI. The sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor in the image of the cardiac structures on the ultrasound imaging screen. The Company believes that the EchoMark Electrophysiology Catheter will increase the speed and ease the diagnosis of arrhythmias in the heart. The Company received FDA clearance in May 1995 to market the EchoMark Electrophysiology Catheter to diagnose defective conductive pathways in the heart. In February 1997, the Company entered into a license agreement with EP MedSystems Inc., a New Jersey corporation ("EP MedSystems"), for this use of this technology.

     The Company licensed its EchoMark technology to the Pacing Division of Medtronic for pacemaker lead implantation (in conjunction with the ColorMark technology, as mentioned below), to the MICS Division of Medtronic for ultrasound guidance in cardiac surgery, and to EP MedSystems for electrophysiology applications. See "-Collaborative Agreements." On March 31, 1998, EP MedSystems announced the successful use of EchoMark in connection with guiding electrophysiology devices under ultrasound imaging.

     Additional products which the Company has developed utilizing the EchoMark technology are an EchoMark peripheral angioplasty catheter (the "EchoMark PTA Catheter") and EchoMark guidewire (the "EchoMark Guidewire"). The Company received marketing clearance from the FDA under a 510(k) pre-market notification for the EchoMark PTA Catheter in 1992 and the EchoMark Guidewire in 1993. The Company previously experienced resistance from the medical community when it attempted to introduce the EchoMark PTA Catheter in 1993 because of the conflict over the administration of such procedures between different medical specialties. The Company is continuing to explore means of introducing the EchoMark PTA Catheter to be utilized in the actual performance of peripheral angioplasty under ultrasound guidance.

     Currently, the EchoMark CSI may be used with the systems of Acuson, Advanced Technology Laboratories, Inc. ("ATL"), Hewlett-Packard Inc., Siemens Medical Systems Inc., Toshiba and other ultrasound systems.

     The Company intends to enter into additional joint venture, licensing or other collaborative arrangements for the distribution, marketing sale and/or use of the Company's proprietary EchoMark technology.

     COLORMARK The Company has developed a product (the "ColorMark Clip") utilizing the ColorMark technology. The ColorMark Clip consists of a disposable clip and a non-disposable drive box. The clip is mounted on the needle or other interventional device and the drive box produces a voltage which is transmitted to a piezoceramic slab mounted in the clip. The voltage generates vibrations which in turn allows the device to appear in color on the ultrasound imaging screen which permits clinicians to more effectively guide needles during therapeutic and diagnostic procedures. The ColorMark Clip is compatible with a wide variety of needles and guide wires and can operate with most currently available color ultrasound systems. The non-disposable drive box has a current selling price of $5,000 and the disposable clips sell for approximately $50 each. The Company has received market clearance from the FDA for the ColorMark Clip for needle placements. The Company believes that with the ColorMark Clip, needle biopsies and vascular access procedures are more accurate and faster for clinicians to administer. The ColorMark Clip has been introduced at major radiology-oriented medical conventions. The Company is seeking alliances to market the ColorMark Clip and associated devices it has developed.

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

     In addition to the ColorMark technology being licensed to Medtronic for guidance of pacemaker lead implantation, it has also been licensed to Medtronic MICS Division for cardiac surgery applications, and to EP MedSystems for guided placement of electrophysiology catheters. The Company is seeking additional alliances to market the ColorMark Clip and associated devices it has developed.

     Pursuant to an International Distribution Agreement effective April 1, 1997 (the "Medison Agreement"), between the Company and Medison Co., Ltd. of Seoul, Korea ("Medison"), the Company granted Medison the exclusive right to promote, sell and distribute certain products utilizing the Company's proprietary ColorMark technology throughout the Far East and a non-exclusive right to promote, sell and distribute certain products utilizing the Company's proprietary ColorMark technology throughout other parts of the world. Medison has not met the minimum purchase requirements of this agreement, largely due to the unstable conditions in the Far East markets. The Company has not cancelled the Medison Agreement and continues to evaluate the situation. See "-Collaborative Agreements."

     The Company will seek to enter into additional joint venture, licensing or other collaborative agreements for, among other things, the distribution, marketing, sale and/or use of the Company's proprietary ColorMark technology.

     ECHOEYE The Company is engaged in the research and development of products incorporating the EchoEye technology which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking images and guidance for minimally invasive ultrasound guided procedures. The Company has successfully performed preclinical testing on the EchoEye technology.

     The EchoEye technology has been licensed to EP MedSystems for its use in electrophysiology procedures. In October 1997, Medtronic received an option to license the use of EchoEye in cardiac surgery. This option has expired. See "-Collaborative Agreements."

Further Developments

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

     ECHOFLOW Products utilizing the EchoFlow technology, will, if successfully developed, provide data on the blood flow in vessels. Applications are expected to include cardiac output, displacing an indirect and noncontinuous method, thermal dilution, with a continuous direct measurement. According to published reports there are over one million thermal-dilution catheters used each year in the United States. Management believes that the EchoFlow products will, if successfully developed, provide accurate beat-to-beat measurement of cardiac flow, a currently desired and unmet need. Additional potential uses of EchoFlow include monitoring of bypass grafts (artificial or natural), stent placement, and measurement of hemodynamic status.

     The Company anticipates that, subject to completing its research and development, obtaining the necessary FDA and other regulatory approvals and developing a commercial prototype, it will market and sell EchoFlow products initially to vascular surgeons for intraoperative applications. The commercialization of such products may depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise.

     Two distinct, but related, instruments will be initially developed from the EchoFlow technology: an "evaluator" instrument, the first EchoFlow product, and a "monitor" instrument. While the instruments will share signal-processing electronics, each will have its distinct operating interfaces and displays. The evaluator instrument will be adapted for surveying an operational site and evaluating the flow, such as traversing the surface of the heart to find the coronaries, or moving along an artery to find a change in velocity that indicates a narrowing of the artery. In contrast, the monitoring system will be used with a static sensor and will measure the velocity as a function of time (whereas the evaluator instrument will measure velocity as a function of location). The monitoring system will need different capabilities, such as storing, analyzing and displaying the flow data over time, to show trends and changes. The sensors to be used with the two types of instruments will differ as well. The evaluator instrument will be equipped with non-disposable hand held or finger-mounted probes, while the monitoring instrument will employ disposable band aid-like sensors ("patches") that are as thin and light as possible.

          EVALUATOR INSTRUMENT -- The evaluator instrument is expected to be introduced initially to the vascular surgery market. The vascular surgeon's work involves restoring circulation and the evaluator instrument will be a vital tool to ensure the success of any such revascularization. The Company believes that the vascular surgeon is also likely to purchase the evaluator instrument for "graft surveillance", post-operatively examining the flow in any peripheral graft to ensure its survival. The Company intends to market the evaluator to the cardiovascular surgeon, particularly the surgeon involved in the minimally-invasive coronary artery bypass graft surgery ("mini-CABG") procedures. This procedure, requires a means of measuring the flow of coronary artery blood. The EchoFlow evaluator instrument is expected to be used in both the mini-CABG and open-chest coronary artery bypass graft.

     The Company also intends to market the evaluator instruments to plastic surgeons. An integral part of advanced plastic surgery is moving of tissue flaps. Blood supply is the crucial element in this procedure.

     Many vascular surgical procedures are performed by the "general surgeon", and with the adoption of the evaluator instrument as part of vascular surgery, the general surgeon is likely to also utilize the instrument. Maintaining circulation is a critical part of most surgical procedures and the evaluator instrument may be used.

          MONITORING INSTRUMENT -- The monitoring instrument is planned to be produced in two models: one for use with a transcutaneous patch, to be placed on the skin above a repaired vessel or graft, the other for use with an epivascular patch, to be placed internally directly on a vessel, such as on a coronary artery bypass graft, with the connecting signal cable leaving the body attached to, or part of, a drainage catheter. These monitoring patches will remain on, or in place, during the post-operative period, providing the surgeon with valuable early-warning of any complication. Another important monitoring system use is in dialysis. Since the basic electronic components of the monitoring instrument are the same as for the evaluator instrument, the major development will be in creating the appropriate software for the instrument and the materials for the patches.

     ECHOMARK

          INFERTILITY THERAPY -- Infertility therapy generally includes hysterosalpingography procedures which image the uterus and fallopian tubes and SSG procedures which image each fallopian tube individually. Both of these procedures involve X-rays and the injection of iodinated contrast media into the fallopian tubes and uterine cavity in order to view the condition of the cavity and determine whether lesions or other obstructions exist. These examinations are expensive, highly invasive and uncomfortable for patients, and they must be performed in the hospital. The procedures involve injection of potentially toxic contrast dyes into the body and the related risks from exposure to radiation.

     Ultrasound technology potentially can address many of these concerns by providing a less expensive outpatient procedure that eliminates the use of radiation and removes the risk of irritation caused by the contrast media. However, ultrasound also has limitations since it is often difficult or impossible to identify the position of catheters and instruments used during the procedure. The EchoMark Salpingography Catheter is designed to make the position of the catheter or other instrument easier to determine, independent of the angle of the catheter. The Company believes that the EchoMark Salpingography Catheter should expand the usefulness of ultrasound for diagnosing and treating infertility problems, reduce procedure time, eliminate the use of radiation to provide guidance, and also make possible the transfer of the procedure to a less expensive and more comfortable outpatient setting. However, the EchoMark procedure will require the medical community to change the traditional methods of diagnosis and treatment. The Company intends to seek an alliance partner to market and sell the EchoMark Salpingography Catheter for the diagnosis and treatment of infertility to OB/GYN doctors. To date no EchoMark Salpingography Catheters have been sold.

          CARDIAC ELECTROPHYSIOLOGY -- The EchoMark EP Catheter was designed for the diagnosis and treatment of cardiac arrhythmias. The Company believes that the EchoMark EP Catheter allows more rapid placement of EP catheters than present X-ray techniques. As such, this product represents a potentially significant improvement in this procedure. Pursuant to the terms of the EP MedSystems Agreement, the Company granted EP MedSystems the exclusive right to make, have made, use and sell products the Company's proprietary EchoMark technology in the field of cardiac electrophysiology. See "-Collaborative Agreements"; and "Item 3 - Legal Proceedings."

          PERIPHERAL ANGIOPLASTY -- Peripheral angioplasty procedures are currently performed with X-ray contrast media and in X-ray suites. The Company believes that ultrasound-guidance using EchoMark PTA Catheter will save significant costs with as good or superior clinical outcomes. Market resistance from traditional practitioners was encountered in 1993 when the EchoMark PTA Catheter was introduced into the United States market. Management believes that increased cost-consciousness coupled with increased marketing by the Company could lead to increased acceptance of the EchoMark PTA Catheter in the United States despite the need to change the imaging procedure from X-ray to ultrasound.

     COLORMARK The Company has demonstrated the utility of ColorMark guidance of biopsies at leading clinical reference sites and is seeking alliance partners to begin direct marketing of the ColorMark Clip for needle biopsies to radiologists and breast surgeons and for vascular access procedures to interventional radiologists and invasive cardiologists. The Company has had minimal sales of the ColorMark Clip.

          NEEDLE BIOPSY -- Biopsies, in which small pieces of tissue are excised and examined, are performed in order to diagnose the cause of abnormal masses of tissue. Biopsies are sometimes performed after the entire tissue mass has been removed surgically, but biopsies can often be performed before surgery using biopsy needles. To successfully perform a needle biopsy, often an imaging device is needed to guide the biopsy needle. Biopsy procedures include fine-needle aspiration biopsy, core biopsy, and surgical biopsy. Based upon management's analysis of American Cancer Society statistics, physician interviews and published clinical reports, the Company believes that a significant portion of these procedures could require guidance using either ultrasound imaging, CT scanning, X-ray imaging or MRI. Management believes ultrasound is generally considered by clinicians to be the preferred guidance imaging method, as it is less costly and less time-consuming than other alternatives. However, use of this method is currently hampered by the fact that the biopsy needle is often difficult to see on the imaging screen. The needle may disappear altogether if it is not at a favorable reflecting angle for the ultrasound transducer. Clinicians must master various techniques for getting the needle to appear on the screen by adjusting the alignment of the needle or "jiggling" it. Textured needles provide only a limited solution to this problem, although they are less expensive than the ColorMark Clip. As a result, only experienced clinicians generally attempt ultrasound guided biopsy. The ColorMark Clip is designed to eliminate this needle invisibility problem in biopsy procedures. The Company believes that the ColorMark Clip could enable needle biopsies to be performed faster, easier and more accurately. The FDA has cleared for marketing the use of an ultrasound system manufactured by ATL for diagnosing cancerous lesions in the breast which are larger than 1 cm. The use of such ultrasound system may reduce the number of surgical biopsies performed each year. However, the Company believes that such FDA approval may lead to an increase in acceptance and use of ultrasound for detecting breast cancer.

          VASCULAR ACCESS PROCEDURES -- A vascular access procedure, a necessary step in performing any radiology or cardiology catheterization procedure, involves the insertion of a catheter into the femoral artery, guided by feel. Poor placement of the needle that is used to puncture the artery can lead to bleeding complications at the puncture site, particularly where a large-bore catheter is used or in situations where the patient is obese, hypertensive or using an anticoagulant agent. Ultrasound imaging potentially can provide guidance for the exact placement of the puncturing needle quickly and easily, but until now this potential was limited by the lack of an effective method for viewing the needle. Physicians suggest that the ColorMark Clip is most likely to be used in catheterizations where anticoagulants are involved, such as angioplasty and stenting procedures. Additionally, procedures involving large bore catheters (such as placement of intra-aortic balloon pumps) also represent potential opportunities for the ColorMark Clip. Management believes that the ColorMark Clip is well suited for these patients and that the ColorMark Clip makes this procedure easier to perform accurately, and allows clinicians to delegate the procedure to less skilled persons, saving time, and increasing laboratory volume. A disadvantage to using the ColorMark Clip is the requirement for its use in conjunction with a colorflow ultrasound imaging system. While these systems are common in hospital radiology departments, they are currently less common in offices and surgical suites where biopsies and vascular access procedures may be performed.

     ECHOEYE

          INTRAVASCULAR IMAGING -- Intravascular imaging catheters are used to inspect the condition of blood vessels, allowing clinicians to identify the extent and locations of vascular lesions and identify the most effective treatment. The two leading types of intravascular imaging catheters are optical angioscopes and ultrasound catheters. Currently available intravascular ultrasound catheters operate by scanning around the catheter's axis as it passes through the imaging site. The usefulness of optical systems is limited because they cannot see below the surface of lesions, thus failing to capture important information about their composition. Current ultrasound systems, on the other hand, are unable to scan the area ahead of the catheter, and cannot view obstructions that totally block the artery or otherwise prevent the catheter from passing through. EchoEye products will combine features of optical angioscopes and existing ultrasound imaging catheters and will be designed to provide detailed tissue characterization like any other intravascular ultrasound catheter. Like the angioscope, EchoEye products will be designed to scan forward, ahead of the catheter tip. This forward-looking capability also makes possible ultrasound-guided minimally invasive surgical procedures, giving the surgeon more information than is available using traditional endoscopes.

     Intravascular imaging catheters are primarily used by cardiologists and radiologists during cardiac and peripheral angioplasty procedures where standard balloon dilation yields poor results or where alternative recanalization procedures (using stents, lasers or atherectomy devices) are being considered. Percutaneous insertion of a vascular stent and or graft is a developing procedure in which it is imperative that the graft or stent device be guided and placed with a degree of accuracy beyond the capability of current technology. In addition, cardiac electrophysiologists could potentially use EchoEye products to guide therapeutic cardiac ablation procedures; EPMedSystems has the exclusive license for such use. See "-Collaborative Agreements."

          MINIMALLY INVASIVE SURGERY -- Minimally invasive (laparoscopic) surgery is designed to reduce surgical complications and recovery time by reducing the size of incisions used to access the part of the body being treated. Small incisions are made and trocars (short tubes through which various instruments and endoscopes may be introduced) are inserted. The instruments are guided using an optical endoscope (laparoscope) introduced through another trocar. Laparoscopic surgery is currently hampered by the fact that the procedure can only be guided visually. There is no opportunity for tactile feedback to provide information about details below the tissue surface. Ultrasound imaging offers surgeons the opportunity to identify these subsurface conditions, expanding the usefulness of the minimally invasive surgical technique. EchoEye products may be used to improve laparoscopic surgical procedures. In some procedures, ultrasound imaging catheters may be used to identify the location of major blood vessels prior to initiating treatment, or to scan the operating field for cancer lesions or other small diseased areas at the end of a procedure. In other procedures, ultrasound visualization is necessary to guide micro-invasive surgical therapy in a complex anatomical environment.

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

Research and Development

     The Company has incurred an aggregate of approximately $9,168,000 (excluding the value of the technology contributed at inception by Ultramed, Inc., a privately-held corporation ("Ultramed")) of research and development expenses from its inception through August 31, 1998, including approximately $1,471,000 during the fiscal year ended August 31, 1997 and approximately $1,265,000 during the fiscal year ended August 31, 1998. Substantially all of the Company's research and development expenditures to date have related to the development of the EchoFlow, EchoMark, ColorMark, and EchoEye technologies and the products utilizing such technologies and development of manufacturing techniques for such products.

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

     The Company conducts all of its research and development on the premises of its facility in Princeton, New Jersey. The Company has eight full time employees dedicated to research and development activities and one part-time employee dedicated to regulatory activities.

Collaborative Agreements

     MEDTRONIC AGREEMENTS

          DECEMBER 1996 MEDTRONIC AGREEMENT -- Pursuant to the terms of the December 1996 Medtronic Agreement, the Company granted Medtronic Pacing Division a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's EchoMark and ColorMark proprietary technologies to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart. The total payments to the Company under the December 1996 Medtronic Agreement are $200,000 as of November 30, 1998.

     In consideration of the grant of the exclusive license to Medtronic, Medtronic agreed, among other things, to pay to the Company: (i) $150,000 which was paid upon execution of the December 1996 Medtronic Agreement; (ii) $800,000 consisting of payments in installments as certain development milestones and initial sales are achieved on the ColorMark products; (iii) annual minimum royalties beginning two (2) years after FDA approval of the first product commercialized by Medtronic which utilizes the Company's ColorMark visualization; and (iv) when commercially available, royalties on the sale by Medtronic of products utilizing the Company's EchoMark or ColorMark technologies. The total cumulative royalties payable to the Company under the terms of the December 1996 Medtronic Agreement are capped at $20,000,000.

          OCTOBER 1997 MEDTRONIC AGREEMENT -- Pursuant to the terms of the October 1997 Medtronic Agreement, the Company, among other things: (i) granted Medtronic a worldwide exclusive license to make, have made, use, sell, and have sold, products utilizing the Company's EchoMark or ColorMark technologies in guiding devices during cardiothoracic surgical procedures; (ii) received an immediate $50,000 followed by a later $200,000 payment from Medtronic MICS Division (for completion of "Concept Design Validation" for an EchoFlow instrument to be used in mini-CABG procedures to determine if adequate flow has been established in coronary arteries after a bypass procedure) for Medtronic to acquire the exclusive option at any time until October 31, 1998, for a payment of at least $1.5 million to acquire a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding devices during cardiothoracic surgical procedures. While the option has expired, the Company and Medtronic have continued to engage in discussions regarding a potential license agreement relating to EchoFlow technologies.

     In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,750,000, which amount includes: (i) $750,000 paid to the Company in upfront licensing fees;
(ii) $1,000,000 from the purchase of 363,636 restricted shares of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), issued to Medtronic Asset Management, Inc., a wholly-owned subsidiary of Medtronic; and
(iii) future payments by Medtronic to the Company which include minimum annual royalties upon product commercialization. The total cumulative royalties payable to the Company under the terms of the

October 1997 Medtronic Agreement are capped at $20,000,000. To date, the Company has not received any royalties or payments from the sale of products under either agreement with Medtronic.

     EP MEDSYSTEMS AGREEMENT Pursuant to the terms of the EP MedSystems Agreement signed in February 1997, the Company granted EP MedSystems the exclusive right and license to make, have made, use and sell products utilizing the Company's EchoMark, ColorMark, and EchoEye proprietary technologies for use in the field of electrophysiology. The license granted to EP MedSystems specifically excludes use of the Company's EchoMark, ColorMark, and EchoEye technologies on permanently implantable defribillators and pacemaker leads.

     In consideration of the license grant, EP MedSystems agreed to: (i) pay to the Company an initial license fee of $700,000, payable in installments as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies, including (a) completion of the testing of a limited series of patients, (b) completion of a development program for EchoEye, and (c) the sale of a limited quantity of EchoMark EP Catheters; (ii) make royalty payments to the Company on the sale of products utilizing the Company's EchoMark, ColorMark, and EchoEye technologies in the field of electrophysiology. The total cumulative royalties payable to the Company under the terms of the EP MedSystems Agreement are not to exceed $30,000,000.

     As of February 17, 1997, the Company entered into a Subscription Agreement with EP MedSystems whereby EP MedSystems purchased 280,000 shares of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Cumulative Convertible Preferred Stock") for $1,400,000. The EP MedSystems Agreement provides that any royalties payable to the Company pursuant to the terms of the EP MedSystems Agreement can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Series B Cumulative Convertible Preferred Stock which are accrued but not paid as of the date such royalty payment is due. See "Item 3 - Legal Proceedings."

     MEDISON AGREEMENT The Company entered into the Medison Agreement effective April 1, 1997 with Medison of Seoul, Korea for the distribution of ColorMark systems throughout the Far East. Medison had agreed to order a certain minimum number of ColorMark systems within 12 months from the effective date of the Medison Agreement. Medison and the Company had previously agreed to delay Medison's minimum purchase order requirement until early calendar year 1998. Medison has since been unable to complete the minimum requirements, but the Company has not cancelled the Medison Agreement and continues to evaluate the situation.

     BARD AGREEMENT Pursuant to an agreement dated September 24, 1993 (the "Bard Agreement"), between the Company and Bard Radiology Division of C.R. Bard, Inc. ("Bard"), the Company granted Bard (i) the exclusive right to distribute certain modified needles and retrofitted Bard biopsy guns for ColorMark use throughout the world, and (ii) the non-exclusive right to distribute the Company's driver boxes throughout the world. In consideration of the license grant, the Company received, among other things, a $540,000 advance on the Company's future receivables from Bard evidenced by a promissory note in the principal amount of $540,000. The Bard Agreement was terminated on October 28, 1996. In April 1997, the Company agreed to pay $598,000, representing the full amount of principal and interest owing as of April 1997 by the Company to Bard under the Bard Agreement, at any time prior to July 1998. The amount due as of August 31, 1998 was $665,080. Bard has extended the current maturity date to December 31, 1998.

Manufacturing and Suppliers

     The Company plans to subcontract the production of component parts of the EchoFlow instrument systems, and intends to assemble and test EchoFlow instrument systems at the Company's facility in Princeton, New Jersey. The Company currently has the capability to manufacture EchoMark CSI systems, ColorMark disposable clips, and ColorMark drivers at its own facility. Outside vendors are used to fabricate catheters and to mount sensors. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices. The Company intends to continue to manufacture certain unique elements of its products. The Company believes that with its current facilities and vendor arrangements, it can manufacture enough of its products to meet its anticipated needs through April 2002. Thereafter, the Company will be required to raise significant additional capital, attract and retain experienced personnel, purchase or lease additional equipment and comply with extensive government regulations with respect to its facilities. Further, even if the Company manufactures its products directly, it will continue to depend upon subcontractors to manufacture and deliver certain components of its products in a timely and satisfactory manner. The Company has limited manufacturing capability and depending upon the volume of its products sold, the Company may determine to enter into arrangements with others for the manufacture and assembly of its products, in which event it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis.

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

Marketing and Sales

     To date the Company has had minimal sales of its products. The Company is currently in the process of developing a distribution network to market and sell certain of its products. The Company initially intends to focus its marketing efforts on the EchoFlow product line.

     The Company intends to position a distribution network, application specialists, and create promotional media for the introduction of the EchoFlow product, if it is ever introduced.

     The Company has entered into collaborative agreements for the marketing and sale of certain of its products. Such collaborative agreements include the December 1996 Medtronic Agreement, the October 1997 Medtronic Agreement, the EP MedSystems Agreement and the Medison Agreement. See "-Collaborative Agreements".

     The Company intends to enter into additional joint venture, licensing, or other collaborative arrangements to market and sell its products. When, and if, the Company enters into these arrangements, these arrangements may result in the lack of control by the Company over the marketing and selling of the Company's products.

     Because use of the Company's products will require changes from traditional methods and procedures, their acceptance by the medical community will require a significant educational effort to be undertaken by or on behalf of the Company. Educational and promotional materials will be produced to support the sales effort. In addition, the Company intends to develop training seminars, exhibit its technologies at medical conferences and build market support for providing extensive customer training.

Competition

     The Company monitors clinical trial reports and patent applications to assess its competition and is not aware of any products on the market or under development that, in management's opinion, can match the ability of the Company's technologies to guide medical devices using ultrasound.

     ECHOFLOW As EchoFlow measures blood flow, the most significant competitor is the human finger. Checking for blood flow by feeling for a pulse is among the most common "procedures" in medicine. The obvious limitation to using the tactile method for blood flow determination is that it is not quantitative, nor even very qualitative. It is possible to feel a pressure pulse when there is no flow, and if there is a lot of fat over an artery, to feel no pulse when there is plenty of flow. Another useful device is a "pen dop", a small Doppler system that fits into a pen-sized case. However, a pen dop is not accurate in measuring absolute blood velocity. At present, it is impossible to measure Doppler blood flow without adding an extensive ultrasound imaging system to a Doppler system, a large, bulky system at a great expense, requiring a specialized technician to operate and containing a probe which is roughly fist-sized and therefore, difficult to use intra-operatively. The Company believes these systems are not actually competitive with EchoFlow instrumentation.

     There are other hemodynamic sensing systems that are used in animal studies, utilizing Doppler or transit-time ultrasound, or electromagnetic flowmeters, to measure bloodflow. However, management believes that these laboratory devices, if successfully developed, may not be feasible for long-term implantation, unlike the small, flexible and inert structures of its proposed products utilizing the EchoFlow technology. However, long-term successful implantation of EchoFlow devices has not yet been determined.

     For acute measurements, thermal-dilution is a standard in the operating room and in the intensive care unit and coronary care unit market. As thermal-dilution is a non-continuous and intrinsically unreliable method, management believes it could be displaced by products incorporating the EchoFlow technology. Other acute uses include Doppler guide wires, such as those made by CardioMetrics, Inc., a division of Endosonics Corporation ("CardioMetrics"), for use in coronary angioplasty and diagnostic use. Management believes that more accurate and reliable data will result from products utilizing the EchoFlow technology units, used either within the artery, like the CardioMetrics guidewire, or as an epivascular sensor.

     There are ultrasound devices that have found a place in vascular surgery laboratories. These are the Electromagnetic Flow Meter ("EMF") and the Transit-time Flowmeter ("TTF"). The EMF operates by placing a magnet around a blood vessel and measuring the voltage developed across the vessel, from which an indication of velocity can be obtained. If in addition the diameter is known (such as knowing the size of probe used to encircle the vessel) the flow can be calculated. However, the need to obtain good electrical contact on a slippery small vessel, the need to measure small voltages in the presence of a variety of electrical connections to the patient, the need to have exactly the right size probe to fit snugly enough to get good contact, all have caused the EMF system not to be considered reliable enough to be used routinely in human surgery.

     The TTF measures blood flow by comparing the difference in time between the time interval for a pulse to travel between two transducers. The most important drawback of the TTF is that it must surround the vessel to be measured. That requires the vessel to be dissected out of its bed and the proper sized sensor placed around it. Vessels so treated frequently spasm, causing a measurement error, and there are cases of the vessels being injured as they are clipped into the sensor. In addition, unless uniformly good ultrasound contact is made, the TTF may give inaccurate results. Finally, the TTF can only be used intra-operatively, so there is no possibility of comparing flow readings during the operation with those afterward.

     The Company believes that by using the EchoFlow instrument, the physician will be able to make a quantitative measurement with the ease of moving a fingertip-sized sensor over the vessel.

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

     COLORMARK Management is aware of only two companies that market or have marketed products that compete with the ColorMark Clip. ATL sold, or may in the future sell, Biosponder'TM', a biopsy needle mounted with a flat ultrasound sensor; its principle of operation is similar to the Company's EchoMark technology. Management believes that its needle visualization technology has advantages over the ATL product since Biosponder'TM' is confined to use with one particular ATL scanhead and is made in only one needle size. It is thus not usable with other systems already in the field or adaptable for all uses. Furthermore, the sensor has a limited "angle of acceptance" (meaning the range of needle positions relative to the ultrasound imaging transducer that will produce usable images) relative to the Company's technology, although its range is broader than that of an ordinary biopsy needle.

     The second competing product is the Smart Needle'TM' marketed by the Peripheral Systems Group of Advanced Cardiovascular Systems, a subsidiary of Guidant. The Smart Needle'TM' is a Doppler-guided needle useful for assisting vascular access. To date, the product has been directed primarily to interventional radiologists. Unlike the ColorMark Clip, the Smart Needle'TM' is not guided by ultrasound visualization of the target artery, so it does not eliminate all of the difficulties of vascular access.

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

     Management is aware of one company, CVIS, that is reportedly pursuing early stage development of forward-looking catheter designs. Management does not believe that this competitor has yet produced an operational forward-looking catheter. However, CVIS has access to substantial resources and is capable of moving forward rapidly with its development efforts. The products from this potential competitor would have the advantage of being compatible with its currently placed ultrasound imaging systems.

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

     The Company has received four patents in the United States covering aspects of the EchoFlow technology, has two issued United States patents related to aspects of the EchoMark technology, holds four issued United States patents related to aspects of the ColorMark technology, and holds one issued United States patent for the EchoEye technology. The Company has received or is in the process of applying for foreign patent approvals for all of its technologies.

     The EchoFlow patents are directed to the use of diffractive transducers and their use in phase or frequency modulation to measure fluid flow; two patents will expire in 2016, the third patent in 2017 and the fourth in 2018.

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

     The Company intends to file other patent applications on inventions developed in the course of continuing research and development efforts. Such applications will either be owned by, or licensed to, the Company.

     TRADENAME, TRADEMARK AND SERVICE MARK RIGHTS The Company is the owner of the registered trademarks EchoMark'r', ColorMark'r' and EchoEye'r' in the United States and registration is pending for EchoFlow'TM'.

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

     In order to obtain FDA approval of a new device, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and preclinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any products it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals it grants. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

     The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and recordkeeping regulations, GMP, 510(k) premarket notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as postmarket surveillance. New Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

     If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a Class I or Class II device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device that was legally introduced to the market after the FDA has found it to be substantially equivalent to a legally marketed device, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. Substantial equivalence also can be found for pre-1976 Class III devices for which premarket approval applications ("PMA") have not been required. The 510(k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) pre-market notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. Although the FDA has no specific time limit by which it must respond to a 510(k) pre-market notification, it currently responds to the submission of a 510(k) pre-market notification within approximately 130 days. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

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

     The conduct of laboratory studies must be done in conformity with the FDA's good laboratory practice regulations. Clinical studies must comply with the FDA's regulations for institutional review board approval and for informed consent. In addition, a variety of state and local permits are required under regulations relating to the Company's proposed laboratory activity.

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

     The Company has received 510(k) authorization for the ColorMark Clip and Driver, the EchoMark EP Catheter, the EchoMark PTA Catheter and the EchoMark Guidewire and is awaiting FDA clearance on certain improvements to the EchoMark SP Catheter.

     The Company began animal trials with EchoFlow products in early 1997. It is anticipated that clinical trials will begin in early 1999. EchoEye is still in a preclinical phase of development. An operational prototype of an EchoEye device was successfully tested in an animal trial in 1993. Additional in vitro testing is currently underway.

     Currently, the Company may not sell its products in Europe because it has not yet received regulatory approval of its products (the "CE Mark") now required for such sales. The Company is exploring such registration, however, there can be no assurance that any of the Company's products will receive a CE Mark.

     THIRD-PARTY REIMBURSEMENT Successful commercialization of the Company's products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid, and private insurance plans. Reimbursement rules vary from payer to payer, and reimbursement also may depend upon the setting in which a particular item or service is furnished.

     In general, payers exclude payment for items and services that are deemed to be not medically "reasonable and necessary," or which are considered to be not safe and effective, experimental or investigative, or not medically appropriate for the patient. In making these determinations, payers typically rely on studies published in peer-reviewed medical journals, the opinions of recognized medical specialty societies, and the practices of physicians in the local medical community. Some payers are also beginning to consider the cost of a new item or service in comparison to existing alternatives in determining whether and how much they will reimburse for a new technology.

     FDA clearance or approval to begin marketing a device generally is required by payers as a condition of coverage, but such clearance or approval alone does not assure that the payer will reimburse for the device.

     Most medical procedures involve payment for the physician service and, in cases where the service is provided outside of the physician's office, payment for the facility costs, including supplies, furnished in connection with the procedure. Medicare, which is a federal government program that primarily reimburses health care furnished to the elderly and disabled, pays for physician services based on a physician fee schedule, which assigns a payment weight for each covered physician procedure. Because there currently is no separate physician procedure code for the use of the Company's products, physicians now must use appropriate existing procedure codes for physician services involving the use of such products.

     Medicare reimburses hospital inpatient services on the basis of a prospective payment system in which the reimbursement to the hospital for a particular patient is determined by the particular diagnosis-related group ("DRG") to which the patient is assigned. Generally, such reimbursement will not depend on the specific items or services furnished to the patient during the hospital stay. As a result, hospitals have an incentive to provide cost-effective treatments that will reduce hospital costs and shorten the patient's length of stay. The Company believes that the Company's current and proposed products will be cost-effective and that hospitals will have an incentive to use the Company's proposed products. Medicare reimburses nonsurgical therapeutic services furnished in the hospital outpatient setting on the basis of the reasonable costs of those services. For services that Medicare has determined should be covered in ambulatory surgery centers, Medicare reimbursement to the ambulatory surgery center is based on a fee schedule. Medicare has not made any determination concerning whether use of the Company's current and proposed products will or should be covered in ambulatory surgery centers and, if so, how much the procedure should be reimbursed. Generally, Medicare does not separately reimburse physicians for the facility costs associated with furnishing a therapeutic procedure in their offices; such reimbursement is considered to be bundled into the physician fee schedule payment for the physician service. In some cases, however, where expensive supplies are required for procedures that generally are furnished in hospital or other facility settings but which can be safely performed in a physician's office, Medicare will make an additional payment to help defray the cost of the supplies.

     Medicaid (which is a joint federal-state program to reimburse health care costs of the poor), Blue Cross and Blue Shield plans, and commercial insurers have their own reimbursement rules, which can vary substantially from each other. Some of these payers have adopted reimbursement systems that are based on the Medicare physician fee schedule or Medicare DRG system for hospital inpatients. Increasingly, payers are instituting reimbursement methodologies that give an incentive to providers to reduce costs and furnish cost-effective care.

     ANTI-RENUMERATION LAWS The Medicare and Medicaid anti-kickback statute prohibits financial relationships designed to induce the purchase (or arranging or recommending the purchase) of items or services, or patient referrals to providers of services, for which payment may be made under Medicare, Medicaid, or other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, such as the Company, and hospitals, physicians, or other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General of the Department of Health and Human Service ("HHS") have stated that the statute is violated where even one purpose (as opposed to a primary or sole purpose) of the arrangement is to induce purchases or referrals. However, the HHS Departmental Appeals Board has stated that some financial inducements (such as drug samples or recruitment lunches) may not be subject to prosecution because they are de minimis, and therefore are unlikely to affect referral or purchase decisions.

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

     The Company will compensate its distributors based on volume of sales. The Company also compensates physicians for certain services (consulting on the development of the Company's technologies and participation as investigators in clinical trials of the Company's products) furnished to the Company. In addition, the Company from time to time may sponsor educational programs at which Company representatives, or a physician who has used EchoFlow, may make a presentation to physicians or hospital personnel concerning the product. A presenting physician may receive travel expenses, and attending physicians or other personnel may receive a free meal or other refreshments. These practices may not in all cases meet all of the criteria for a safe harbor from anti-kickback law liability. Because of the breadth of the statutory provisions described above, it is possible that these or other of the Company's business practices could be subject to challenge under one or more such laws.

     While there can be no assurance that the Company's position would be upheld if challenged, the Company believes that: (i) its compensation of its sales force satisfies the criteria for the safe harbor for compensation of bona fide employees; (ii) its discounting practice either meets, or may easily be modified to meet, the requirements of the discount safe harbor; (iii) its compensation of physicians for consulting or participation in clinical trials represents reasonable compensation for legitimate and needed services actually provided to the Company, and is not intended to induce purchase of the Company's products or the referral of patients for use thereof; and (iv) any free meals or refreshments provided to physicians or others in connection with presenting information concerning the Company's products (and any travel expenses provided to a speaker at such a presentation) are too de minimis to affect a decision concerning whether to purchase (or arrange for or recommend the purchase of) the Company's products, or to refer patients for use thereof, and therefore should not be viewed as remuneration within the meaning of the anti-kickback law.

Product Liability and Insurance

     The testing, clinical trials, manufacturing, and sale of the Company's products involve the inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage of $6,000,000; however, such insurance is expensive, subject to various exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. In addition, there can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

Human Resources

     As of November 30, 1998, the Company employed 18 full time employees. Eight employees provide research and development services, three work in production, six employees provide management and administrative services and one part-time employee provides regulatory services.

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

Dr. Lawrence H. Hollier  Chairman and Franz W. Sichel Professor, Department of
                         Surgery, The Mount Sinai Medical Center, New York, New
                         York

Dr. Kurt Isselbacher     Mallinckrodt Professor of Medicine, Harvard Medical
                         School, Boston, Massachusetts; Director,
                         MGH Cancer Center, The Massachusetts General
                         Hospital, Boston, Massachusetts.


     Each of the Medical Advisors has entered into a medical advisory agreement ("Medical Advisory Agreements"), pursuant to which the Medical Advisors meet up to four days annually to advise the Company of advances in their field of expertise and to consult with the Company and to assess the feasibility of research and development programs under consideration by the Company in their field, and to offer guidance for future research and clinical applications of the Company's technology in their field. The Medical Advisors also meet individually and in groups to advise the Company on the research, development, operations and commercialization of its technology, to consult on the Company's projects and to attend meetings of the Medical Advisors. Generally, any further activities, if requested, are on an as available basis and at the agreed upon fee. The Medical Advisory Agreements contain confidentiality provisions.

     The Medical Advisors are not expected to otherwise actively participate in the development of the Company's technology. The Medical Advisory Agreements are for a term of five years. In consideration for the services rendered under the Medical Advisory Agreements, Dr. Abbott receives an amount of $15,000 per annum, Dr. Fuster receives an amount of $25,000 per annum, and each is reimbursed for reasonable expenses. In addition, in January 1996, Dr. Abbott and Dr. Isselbacher were each granted options to purchase 10,000 shares of Class A Common Stock under the Company's 1995 Stock Option Plan (the "Option Plan") at an exercise price of $5.00 per share, which options will vest in five equal annual installments commencing January 17, 1996 and are exercisable for a period of five years following the date of vesting. In October 1998, Dr. Hollier was granted options to purchase 25,000 shares of Class A Common Stock under the Option Plan at the current market price, all of which options vested immediately and are exercisable for a period of ten years following the date of vesting. The Medical Advisory Agreements also provide for indemnification of each Medical Advisor, his successors, heirs and assigns against any liabilities, damage, loss and expense (including reasonable attorneys' fees and expenses of litigation) incurred or imposed upon indemnities or any one of them in connection with any class action suits, demands or judgments arising from their good faith services under the Medical Advisory Agreements.

     The Company's Medical Advisors are employed on a full-time basis by employers other than the Company and certain of such individuals have consulting or other advisory arrangements with others. Accordingly, they are expected to devote only a small portion of their time to the Company. Regulations or policies of the institutions of which they are full-time employees may adversely affect the rights of the Medical Advisors to own such options and stock and to serve as Medical Advisors. Generally, any inventions or processes discovered by the Medical Advisors which are made solely in the performance of services to the Company will become the property of the Company, but inventions which relate to the Medical Advisor's research at their respective hospitals may not become the property of the Company if the rights to such inventions will become the property of their respective hospitals pursuant to agreements between the Medical Advisors and their respective hospitals.

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

     SHAREHOLDERS' DEFICIT; EXPECTATION OF SUBSTANTIAL FUTURE LOSSES From its inception through August 31, 1998, the Company has incurred a cumulative net loss of $(16,067,000). At August 31, 1998, the Company had working capital of $(734,000) and a shareholders' deficit of $(236,000). Net losses for the years ended August 31, 1997 and 1998 were $(1,780,000) and $(1,856,000), respectively.
The Company intends to conduct significant additional research, development and testing activities which, together with expenses incurred for the establishment of a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     NEED FOR ADDITIONAL FINANCING The Company will require substantial additional financing in the future to fully implement its proposed business plan. Former sources of capital are not obligated, but may contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company and while it anticipates funding from various sources, there can be no assurance that additional financing will be available on terms favorable or acceptable to the Company, if at all. In addition, if the convertible debentures issued to Investment Partners of America, L.P. are not converted, the Company will have to repay such debentures in March and April 1999. See "Item 5 - Market for Common Equity and Related Shareholder Matters - Recent Sales of Unregistered Securities." The Company believes that additional cash resources should be available either through financing provided by the completion of license agreements (see "Description of Business-Collaborative Agreements") and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. However, the Company's current cash balance is only sufficient to meet its cash requirements through December 31, 1998 and is therefore in need of immediate additional funds. Failure to obtain such additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operations. See "Ability to Function as a Going Concern" and "Item 6 -Management's Discussion and Analysis - Liquidity and Capital Resources".

     ABILITY TO FUNCTION AS A GOING CONCERN The Company's auditors have reported that recurring losses from operations, negative working capital and net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments which might result from the outcome of this uncertainty.

     UNCERTAINTY OF MARKET ACCEPTANCE The commercial success of the Company's EchoMark, EchoFlow, ColorMark Clip and EchoEye, as well as the Company's other products and proposed products, will depend upon acceptance of such products by the medical community as safe, useful and cost-effective. There can be no assurance that the benefits of utilizing ultrasound technology for the Company's intended applications will gain acceptance by the medical community to enable such products to gain commercial acceptance. There can be no assurance that the Company will not experience resistance from the medical community with respect to any of its products in the future. The Company may be required to expend substantial additional funds and time in order to demonstrate the safety, efficacy and reliability of its products to potential customers.

     RELIANCE ON COLLABORATIVE ARRANGEMENTS; RESTRICTIONS The Company has granted certain companies the exclusive right to market and distribute, in certain territories, selected technologies of the Company pursuant to certain collaborative agreements. Such collaborative agreements contain certain provisions restricting the Company, among other things, to sublicense and/or subdistribute its technologies. As a result, the Company may not market products or proposed products that are covered by those agreements independently and may not enter into strategic alliances or collaborative agreements with other parties relating to any products in such territories covered by any such exclusivity agreements. Restrictions regarding exclusivity limit the Company's ability to pursue and negotiate collaborative agreements with other entities on terms which may be more favorable to the Company. In addition, the amount of resources and the time that any of these collaborators devote toward marketing the Company's products or proposed products are not within the Company's control. There can be no assurance that any marketing, sales or other efforts undertaken by the Company or its collaborators will be successful. Each of these agreements terminates under specified circumstances and any termination could have a material adverse effect on the Company.

     Consistent with its business strategy, the Company intends to pursue licensing, joint development and other collaborative arrangements with others. There can be no assurance, however, that the Company will be able to find additional collaborators or negotiate additional collaborative agreements on terms acceptable to the Company, if at all, that the collaborative agreements with the Company will be successful, or that collaborators will devote sufficient resources to the Company's products, proposed products or technologies. In addition, there can be no assurance that future collaborative arrangements will not allow others to enter into arrangements with the Company's collaborators for the commercialization of the same product or that collaborators will not pursue alternative products either on their own or in collaboration with others, including the Company's competition. See "Description of Business."

     COMPETITION AND RAPID TECHNOLOGICAL CHANGE The health care industry is characterized by extensive research efforts and rapid technological change. Competition for imaging catheters is intense and is expected to increase. Certain of the Company's proposed products are expected to compete against other types of imaging systems (such as CT, optical scanning, X-ray and MRI) as well as other ultrasound imaging products. Manufacturers of non-imaging therapeutic catheters or external ultrasound imaging devices could also enter the market with competitive products. In addition, many companies are engaged in research and development of new devices that may address the same clinical applications as the Company's products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies. The future success of the Company will depend, in part, on the degree of clinical acceptance of ultrasound imaging as opposed to competing technologies as well as on acceptance of the Company's products for ultrasound imaging applications. Many of the Company's competitors and potential competitors have substantially greater financial, technological, manufacturing, marketing, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and less costly than those developed or being developed by the Company, thereby rendering the Company's technologies not competitive or obsolete. See "Description of Business-Competition."

     LIMITED MANUFACTURING AND ASSEMBLY EXPERIENCE; DEPENDENCE UPON KEY SUPPLIERS; POTENTIAL DEPENDENCE ON OUTSIDE PARTIES FOR MANUFACTURING AND ASSEMBLY OF THE COMPANY'S PRODUCTS The Company has limited manufacturing and assembly experience and to date has not yet manufactured any of its products in significant quantity. No assurance can be given that the Company will ever be able to establish commercial scale manufacturing operations. The Company is dependent upon subcontractors to manufacture and deliver certain components of its products in a timely and satisfactory manner and any interruption in the supply of such components could have a materially adverse effect on the manufacturing and assembly of the Company's products or on the Company. If the Company retains third parties for manufacturing and assembly of its products, it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis. There can be no assurance that the Company will be successful in entering into any manufacturing arrangements with others on acceptable terms or at all.

     LIMITED MARKETING AND SALES EXPERIENCE; POTENTIAL DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND SALES The Company is in the process of developing a distribution network to market and sell certain of its products and is currently developing its in-house marketing support staff. There can be no assurance that the Company will be successful in establishing such sales organization or in-house marketing staff or as to the effectiveness of such sales organization or in-house marketing staff. The Company also intends to enter into joint venture, licensing or other collaborative arrangements to market and sell its products. Such arrangements may result in a lack of control by the Company over the marketing and selling of its products. There can be no assurance that the Company will be successful in entering into any such arrangements or be able to effectively manage and maintain its relationships with others, or that any marketing and sales efforts undertaken by or on behalf of the Company by others will be successful. The Company also relies on its licensees to perform under the various licensing agreements to which the Company is a party. There can be no assurance that such relationships will result in revenue to the Company. In addition to domestic sales, the Company intends to sell its products outside of the United States. There can be no assurance that the Company will be successful in entering into other such arrangements to sell its products outside of the United States. See "Risks Inherent in International Transactions."

     RISKS INHERENT IN INTERNATIONAL TRANSACTIONS A number of risks are inherent in international transactions, such as the imposition of governmental controls, fluctuations in foreign currency exchange rates, regulation of medical devices and other medical products, export license requirements, political and economic instability, trade restrictions, changes in tariffs and difficulties and expenses in managing international operations. In order to sell its products in Europe, the Company must obtain the CEMark, but it has not done so, and there can be no assurance that any of the Company's products will receive the CE Mark, which would restrict international sales of such products.

     DEPENDENCE UPON, AND NEED FOR, KEY PERSONNEL The Company is dependent upon a limited number of key personnel, particularly Frank A. DeBernardis, its Chief Executive Officer and President, and David Vilkomerson, Ph.D., its Executive Vice President. The loss of these individuals or a reduction in the time devoted by such persons to the Company's business could have a material adverse effect on the Company. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities, and other organizations, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to attract and retain the necessary personnel on acceptable terms or at all.

     UNCERTAIN PROTECTION OF PATENT AND PROPRIETARY RIGHTS; NO ASSURANCE OF ENFORCEABILITY OR SIGNIFICANT COMPETITIVE ADVANTAGE The Company considers patent protection of its technologies to be critical to its business prospects. The Company currently holds four issued United States patents related to aspects of the EchoFlow technology, has two issued United States patents related to aspects of the EchoMark technology, has received four patents in the United States covering aspects of the ColorMark technology and holds one issued United States patent for the EchoEye technology. Applications corresponding to the EchoFlow, EchoMark, ColorMark and EchoEye technology patents have been filed in Europe and Japan under PCT provisions. The Company intends to file other patent applications on inventions developed in the course of continuing research and development efforts and is in the process of applying for foreign patent approvals for all of its technologies. There can be no assurance that the Company's pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or more advanced technologies or design around aspects of the Company's technologies which may be patented or duplicate the Company's trade secrets. The Company may in some cases be required to obtain licenses from third parties or to redesign its products or processes to avoid infringement. There can he no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. See "Description of Business-Patents and Proprietary Rights."

     POTENTIAL ADVERSE IMPACT OF FDA AND OTHER GOVERNMENT REGULATIONS The manufacturing and marketing of the Company's products is subject to extensive and rigorous government regulation federally, from various state governments and in foreign countries. In the United States and certain other countries, the process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA enforces, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, recordkeeping and reporting requirements for medical devices. Although the Company has received FDA clearance for marketing certain of its products, there can be no assurance that any of the Company's other products or proposed products will ever obtain the regulatory clearance or approval required for marketing, or that the Company will be able to comply with any additional FDA, state or foreign regulatory requirement. In addition, there can be no assurance that government regulations applicable to the Company's products or the interpretation of those regulations will not change, including those related to the products currently cleared for marketing, and thereby prevent the Company from marketing some or all of its products temporarily or permanently. The Company is also subject to other federal, state and local laws, regulations and recommendations relating to laboratory and manufacturing practices as well as Medicare, Medicaid and anti-kickback laws of certain states. Noncompliance with applicable requirements can result in civil penalties, the recall, injunction or seizure of products, an inability to import products into the United States, the refusal by the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved product applications and criminal prosecution. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted. See "Description of Business-Government Regulation-FDA and Certain Other Regulatory Requirements."

     LIMITATIONS ON THIRD-PARTY REIMBURSEMENT In the United States, the Company anticipates that its products will be purchased primarily by medical institutions and physicians which will then bill various third-party payers, such as Medicare, Medicaid, other government programs, and private insurance plans, for the health care services provided to their patients. Payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication or not cost-effective. No separate code has yet been established to bill for the physician procedure involved in the use of any of the EchoCath products. There is no assurance that efforts by the Company to obtain a separate code for any of the EchoCath products will be successful or, if successful, that third-party payers will cover the procedure and reimburse it at an adequate level. Third-party payers are increasing their level of scrutiny of new medical technologies with respect to whether such technologies should be covered and, if so, how much they should be reimbursed. In addition, Congress is currently considering several health care reform proposals which, if enacted, could significantly affect the availability of reimbursement for medical products and services. There can be no assurance that reimbursement for procedures utilizing the Company's products will be sufficient to cover the additional cost of the Company's products, or that future reimbursement policies of payers will not adversely affect the Company's ability to sell its products on a profitable basis. See "Description of Business-Government Regulation-Third-Party Reimbursement."

     POTENTIAL ADVERSE IMPACT OF ANTI-REMUNERATION LAWS The Medicare and Medicaid anti-kickback status prohibits financial relationships designed to induce the purchase (or arranging for or recommending the purchase) of items or services, or patient referrals to providers of services, for which payment may be made under Medicare, Medicaid, or other federally funded health care programs. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare and Medicaid payments may be made. Sanctions under these Federal and state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion of providers or practitioners (but under current law, not manufacturers) from participation in Medicare and Medicaid, and criminal fines or imprisonment. Because of the breadth of the statutory provisions described above, it is possible that some of the Company's business practices could be subject to challenge under one or more such laws. See "Description of Business-Government Regulation-Anti-Remuneration Laws."

     POTENTIAL PRODUCT LIABILITY; LIMITED INSURANCE; POTENTIAL RECALL The testing, clinical trials, manufacturing and sale of the Company's products involve the inherent risk of product liability claims against the Company. The Company's product liability insurance coverage is expensive, subject to various exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. There can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company. A product liability claim or judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. If the Company enters into a joint venture or other arrangement with respect to its products or if the Company licenses its products to a third party, there can be no assurance that such joint venturers or licensees will agree or will be able to obtain or maintain insurance on acceptable terms, or that if such insurance is obtained, it will be adequate to cover the Company's potential liability. Products such as those sold or proposed to be sold by the Company may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company and its reputation.

     HAZARDOUS MATERIALS; COMPLIANCE WITH ENVIRONMENTAL REGULATIONS The Company's research and development may involve the controlled use of hazardous materials, chemicals and various radioactive compounds.

Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any switch liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity. In addition, there can be no assurance that current or future environmental laws, rules, regulations or policies will not have a material adverse effect on the Company.

     POSSIBLE "YEAR 2000" PROBLEMS The "Year 2000" Problem is the result of computer programs written to recognize the applicable year with two digits rather than four digits. A computer program written in such manner would recognize the entry of "00" in a date field as referring to the year 1900 and not the year 2000. Although the Company believes that its computer systems and software products are fully Year 2000 compatible, it is possible that certain computer systems or software products of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter without error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correct processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date-handling problems of its suppliers and contractors in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

     CHARGE TO INCOME IN THE EVENT OF RELEASE OF RESTRICTIONS ON SHARES In the event the restrictions on any Forfeitable Shares (See "Management's Discussion and Analysis-General") issued in connection with the Company's initial public offering of securities in January 1996 (the "Initial Public Offering") (which includes 833,000 shares of Class B Common Stock (approximately 56% of the shares outstanding prior to the Company's Initial Public Offering) which will be transferred to the Company for no consideration if certain earnings or Class A Common Stock minimum bid price levels are not attained) are released, compensation expense will be recorded for financial reporting purposes in an amount equal to the value of the shares at the time such restrictions lapse. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets the minimum bid prices required for the release of the restrictions, the Company will recognize during the period in which such restrictions lapse, what could be a substantial charge to earnings, as compensation expense to the Company, which would have the effect of increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of compensation expense recognized by the Company may have a depressive effect on the market price of the Company's securities.

     CONTROL BY EXISTING SHAREHOLDERS; OWNERSHIP OF SHARES HAVING DISPROPORTIONATE VOTING RIGHTS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES As of December 8, 1998, the Company's existing Class B Common Stock shareholders own 1,172,018 shares of Class B Common Stock, representing approximately 30.8% of the Company's outstanding capital stock and approximately 69.0% of the total voting power of the Class A Common Stock and Class B Common Stock currently outstanding. As a result, the Company's existing Class B Common Stock shareholders will be able to elect all of the Company's directors and otherwise control the Company. Furthermore, the disproportionate vote afforded the shares of Class B Common Stock could also serve to impede or prevent a change of control of the Company. As a result, potential acquirors may be discouraged from seeking to acquire control of the Company through the purchase of Class A Common Stock, which could have a depressive effect on the market price of the Company's securities.

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

Furthermore, the Company's Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of preferred stock on terms which may be fixed by the Company's Board of Directors without further shareholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Class A Common Stock. In February 1997, in connection with the EP MedSystems Agreement, the Company sold 280,000 shares of the Series B Cumulative Convertible Preferred Stock to EP MedSystems that contains certain priority claims to assets and dividends and special voting rights. The Series B Cumulative Convertible Preferred Stock and the issuance of other shares of preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which shareholders may receive premiums for their shares of Class A Common Stock or otherwise dilute the rights of holders of Class A Common Stock and the market price of the Class A Common Stock.

     NO DIVIDENDS ANTICIPATED The Company has never paid any dividends on its Common Stock and does not anticipate the payment of dividends on the Common Stock in the foreseeable future. If a dividend on the Common Stock is declared by the Company's Board of Directors, the Board of Directors must simultaneously declare a dividend on the Series B Cumulative Convertible Preferred Stock in an amount per share equal to (a) the product of (i) the dividend per share of Common Stock, multiplied by (ii) the number of shares of Common Stock into which all of the outstanding Series B Cumulative Convertible Preferred Stock could then be converted, divided by (b) the number of Series B Cumulative Convertible Preferred Stock then outstanding, rounded to the nearest cent, each such determination to be made as of the record date for the determination of the dividend. Holders of the Series B Cumulative Convertible Preferred Stock are also entitled to dividends equal to $.0675 per share per quarter to the extent the Company has earnings and funds legally available to pay such dividends. To the extent that the Company does not have earnings, or funds are not legally available to pay a dividend to the holder of the Series B Cumulative Convertible Preferred Stock, then such funds will be accrued as a liability on the books of the Company and be cumulative for the benefit of the shareholders.

     DELISTING FROM THE NASDAQ SMALLCAP MARKET Effective November 16, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market'sm' (the "Nasdaq-SMC") and are now listed on the NASD OTC Bulletin Board'r'. Because the Company has been delisted from the Nasdaq-SMC, trading, if any, in the Company's securities must be conducted in the over-the-counter market. As a result, an investor will find it more difficult to dispose of, and to obtain accurate quotations as to the value of, such securities.

     In addition, trading in the Class A Common Stock is now subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors (generally, individuals with net worth excess of $1,000,000 or annual incomes exceeding $200,000 individually, or $300,000 together with their spouses) must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq-SMC that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company currently leases an approximately 20,000 square foot facility on U.S. Route 1 in Monmouth Junction, New Jersey, pursuant to a five-year lease expiring on March 31, 2002. Currently, the Company utilizes 15,000 square feet of such facility. However, the facility contains space appropriate for approximately 4,000 square feet of offices for planned personnel, and approximately 16,000 square feet appropriate for manufacturing and laboratory use. The lease provides for an annual rent of approximately $214,000 for the fiscal year ended August 31, 1997, approximately $222,000 for the fiscal year ended August 31, 1998 and approximately $259,000 for the fiscal year ending August 31, 1999 and approximately $294,000 for each fiscal year thereafter through March 2002.

Such lease also provides for payment by the Company of real estate taxes and certain operating expenses. The Company has an option to purchase the entire facility for a purchase price of $2,000,000 plus certain consumer price index adjustments, which expires on March 31, 2002. The Company believes that these facilities are adequate for its current administrative and manufacturing needs and that this facility will be sufficient to meet the Company's anticipated manufacturing needs through April 2002. The property that the Company leases is in good condition.

     The Company has been informed that the current plan of the New Jersey Turnpike Authority ("NJTA") is that it will require the Company's facility to be taken as part of the development of Route 92. The Environmental Protection Agency has denied the NJTA's request to carry out such development and, upon appeal by the NJTA, the Army Corps of Engineers (the "Corps") is currently evaluating whether the development plan should be carried out. The Company has been informed that such an evaluation could take several years. If the Corps does decide that the project should be carried out, the final determination to develop Route 92 will have to be made by the Office of Environmental Affairs. If the project is approved in any event, the Company believes that it will have adequate time to locate new facilities at a reasonable rental rate and that any possible action by the NJTA will not have a material adverse effect on the Company.

     In addition, research and development activities are currently conducted on behalf of the Company in the United States and Europe at various hospitals.

ITEM 3. LEGAL PROCEEDINGS.

     On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. See "-Collaborative Agreements." In the Complaint, EP MedSystems alleges that the Company violated ss. 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an Amended Complaint, also alleging violations of ss. 10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's Answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an Answer to the Amended Complaint, again denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

     From January 22, 1996 through November 16, 1998, shares of the Class A Common Stock were traded on the Nasdaq-SMC. On November 16, 1998, the Company's securities were delisted from the Nasdaq-SMC and are currently trading on the NASD's OTC Bulletin Board'r'. The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low last sales prices for shares of the Class A Common Stock. The quotations following reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    QUARTER ENDED                              HIGH        LOW
   ---------------------------------------------------------------
    November 30, 1996                            5        4 1/2
    February 28, 1997                            6          4
    May 31, 1997                             4 1/8          3
    August 31, 1997                          3 5/8          2
    November 30, 1997                        4 1/4        1 3/4
    February 29, 1998                        3 3/4        2 3/4
    May 31, 1998                             3 5/8        1 3/4
    August 31, 1998                          3 1/8          2
    September 1, 1998 through
      December 8, 1998                       2 7/8        1 1/8


Holders of Common Stock

     Based upon information supplied to the Company by its transfer agent, the number of shareholders of record of the Class A Common Stock and Class B Common Stock on December 8, 1998 was approximately 9 and 18 respectively. The Company believes that there are in excess of 550 beneficial owners of the Class A Common Stock whose shares are held in "Street Name."

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

     CONVERTIBLE DEBENTURES The Company issued two convertible debentures to Investment Partners of America, L.P., a New Jersey limited partnership ("IPA"), in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27, 1998. The first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. The debentures pay 6 1/2% interest and mature six months from the date of issuance. The debentures are convertible into shares of the Company's Class A Common Stock at the then-current market price, but no greater than $2.00 per share and no less than $1.00 per share. The shares of Class A Common Stock issuable upon conversion of the debentures carry price protection, in that the holders of such shares will receive additional shares equal to the price difference if the Company sells shares to a third party at a price less than the conversion price. The offering was made in reliance on Regulation D and Rule 506 promulgated thereunder, and all investors are accredited investors. Commissions of 2.5% of the total amount of the debentures were paid to an affiliate of IPA upon the closing of the loan and commissions of an additional 2.5% will be paid upon conversion of the debentures to Jesup & Lamont Securities Corporation. In addition, an affiliate of IPA received a six-month consulting agreement with the Company for $5,000 monthly on October 27, 1998. The shares of Class A Common Stock issued upon conversion of the debentures will carry piggy-back rights for the 18 month-period following the issuance of the debentures and, if no registration statement is filed during that time period, the shares of Class A Common Stock will carry demand registration rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

Results of Operations

     FISCAL YEAR ENDED AUGUST 31, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997: The Company had sales revenue for the fiscal year ended August 31, 1998 of $20,985 and revenue of $1,054,414 from license and development fees. While the Company enters into licensing agreements with third parties from time to time, the license fees recorded in 1998 were not indicative of annual performance and may not be recurring in future periods. The license and development fees are principally related to an $800,000 upfront nonrefundable license fee from Medtronic. In the fiscal year ended August 31, 1997, the Company had sales revenue of $160,910 from the initial shipment of ColorMark products to Medison under the terms of a distribution agreement and $150,000 in license fees.

     The cost of products sold was $20,985 for the fiscal year ended August 31, 1998 and $40,731 in 1997.

     The Company incurred research and development expenses for the fiscal year ended August 31, 1998 of $1,457,699. Research and development expenses decreased 0.9% during the fiscal year ended August 31, 1998 when compared to the fiscal year ended August 31, 1997, in which such expenses were $1,471,568, because of approximately $119,000 of reimbursement of certain development expenses under the terms of a license and development agreement, and a lower level of FDA consulting fees were offset by increased salary and facility expenses.

     The Company had marketing, general and administrative expenses of $1,380,934 for the fiscal year ended August 31, 1998. Selling, general and administrative expenses decreased 17.0% during the fiscal year ended August 31, 1998 when compared to the fiscal year ended August 31, 1997, in which such expenses were $1,637,660, because the Company eliminated a marketing employee and a marketing consultant and certain related expenses associated with such reduction. The reduced allocation of management time to administration and the reduction of facility allocation to administration further reduced administration costs. This was partially offset by a large increase in legal expenses resulting from the EP MedSystems litigation, attempting to satisfy the listing requirements of the Nasdaq-SMC, the license agreement with Medtronic and an agreement with Alliance Partners ("Alliance") to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation associated with the issuance of Class A Common Stock to Alliance.

General

     The Company anticipates that revenues will be insufficient to meet all operating expenses for the foreseeable future even if there is market acceptance of its products, and accordingly, it expects to incur substantially increased operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     In connection with the Company's Initial Public Offering, certain of the existing shareholders of the Company, primarily officers, directors and other employees, agreed to transfer a portion of their shares of the Company's Class B Common Stock (the "Forfeitable Shares") to the Company if the Company does not attain a certain minimum earnings threshold or if the Company's Class A Common Stock does not meet certain minimum bid prices. The Company believes that the release of the restrictions on the Forfeitable Shares held by officers, directors, employees and consultants will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, the Company will in the event of the release of the restrictions, recognize during the period in which the earnings thresholds are met or probable of being met or the Company's Class A Common Stock meets or is probable of meeting the minimum bid prices, what could be a substantial charge which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity.

Liquidity and Capital Resources

     Since its inception, the Company's efforts have been principally devoted to research and development and raising capital, and the Company has sustained cumulative losses of approximately $(16,067,000) through August 31, 1998. These losses resulted primarily from research and development expenses aggregating approximately $9,936,000 relating to the Company's technologies and products, and expenses aggregating approximately $7,809,000 incurred in connection with marketing, and general and administrative activities, including legal and professional activities relating thereto, which are continuing since inception (February 14, 1990). The Company has funded its activities through private placements of equity and debt securities, borrowings and the Company's Initial Public Offering, representing an aggregate of $16,193,000. As of August 31, 1998, the Company had negative working capital of approximately $(621,000), an accumulated deficit of approximately $(12,902,000) and a shareholders' deficit of approximately $(236,306).

     In December 1996, the Company entered into the December 1996 Medtronic Agreement, for certain proprietary technologies. In fiscal 1997, the Company recognized $150,000 in license fees.

     In February 1997, the Company entered into the EP MedSystems Agreement and Preferred Stock Subscription Agreement with EP MedSystems. The Company sold 280,000 shares of Series B Cumulative Convertible Preferred Stock for $1,400,000 under the terms of the Subscription Agreement with EP MedSystems. See "Item 3 - Legal Proceedings." On October 22, 1998, EP MedSystems served a notice upon the Company demanding registration of the Series B Preferred Stock which EP MedSystems holds.

     During the 12-month period following the date of this Report, the Company intends to focus its efforts on continuing the pre-clinical and clinical testing of EchoFlow, and, if the results of such testing are successful, make a submission to the FDA for approval to market the first EchoFlow product. During such period, the Company will also continue its efforts in exploiting the ColorMark technology, will continue the testing of its EchoEye technology and seek support of an alliance partner or partners. The Company may also commence research and development of the other products utilizing ColorMark and/or EchoMark technologies. The Company also intends to seek the requisite regulatory approvals for certain of the Company's other proposed products during such time period.

     The report of the Company's independent auditors on the Company's financial statements includes an explanatory paragraph which states that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company's current cash balance is only sufficient to meet its cash requirements through December 31, 1998 and is therefore in need of immediate additional funds. The Company believes that additional cash resources should be available either through financing provided by the completion of license agreements (see "Description of Business-Collaborative Agreements") and strategic alliances or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

     YEAR 2000 COMPATIBILITY The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or systems failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the Year 2000 approaches. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

ITEM 7. FINANCIAL STATEMENTS.

                  Independent Auditors' Report

The Board of Directors
EchoCath, Inc.:

We have audited the accompanying balance sheet of EchoCath, Inc. as of August 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EchoCath, Inc. as of August 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 16, 1998

                                                     /s/ KPMG Peat Marwick LLP
                                                         ---------------------

                                 ECHOCATH, INC.

                                  Balance Sheet

                                 August 31, 1998

                                     Assets


Current assets:

  Cash and cash equivalents                                          $  256,234
  Accounts receivable                                                     4,905
  Inventory (note 2)                                                    189,121
  Prepaid expenses and other assets                                     106,449
                                                                     ----------
          Total current assets                                          556,709

Furniture, equipment and leasehold improvements, net                    254,180
Intangible assets, net                                                  282,145
Other assets                                                             19,731
                                                                     ----------
                                                                     $1,112,765
                                                                     ==========
                      Liabilities and Stockholders' Deficit

Current liabilities:
  Note payable (note 5)                                                 540,000
  Accounts payable                                                       71,061
  Accrued expenses (note 14)                                            663,699
  Obligations under capital leases - current portion (note 6)            16,069
                                                                     ----------
          Total current liabilities                                   1,290,829

Obligations under capital leases, less current portion (note 6)          22,398
Other liabilities                                                        35,844
                                                                     ----------
          Total liabilities                                           1,349,071
                                                                     ----------
Stockholders' deficit (notes 7 and 15):
  Preferred stock, no par value.  Authorized
   5,000,000 shares; issued and
   outstanding 280,000 shares of Series B
   cumulative convertible, senior
   in liquidation to Class A and Class B common
   stock (liquidation  value $1,400,000)                              1,393,889
  Class A common stock, no par value. Authorized,
   18,500,000 shares; issued and outstanding 2,332,430 shares         7,248,219
  Class B common stock, no par value. Authorized
   1,500,000 shares; issued and outstanding 1,191,606 shares;
   retired 308,394 shares; convertible into one share of
   Class A common stock                                               4,023,470

  Accumulated deficit                                               (12,901,884)
                                                                     ----------
          Total stockholders' deficit                                  (236,306)

Commitments and contingencies (note 12)
                                                                     ----------
                                                                     $1,112,765
                                                                     ==========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                            Statements of Operations

                      Years ended August 31, 1997 and 1998


                                                     1997        1998
                                                     ----        ----

Revenues:
  License and development fees                  $  150,000     1,054,414
  Product sales                                    160,910        20,985
                                               -----------     ---------
                                                   310,910     1,075,399
                                               -----------     ---------
Operating expenses:
  Cost of sales                                     40,731         9,357
  Research and development                       1,471,568     1,457,699
  Marketing, general and administrative          1,637,660     1,380,935
                                               -----------     ---------
                                                 3,149,959     2,847,991
                                               -----------     ---------
          Loss from operations                  (2,839,049)   (1,772,592)
                                               -----------     ---------
Other income (expense):
  Interest income                                   89,271        51,228
  Interest expense (notes 5 and 6)                 (66,134)      (59,100)
                                               -----------     ---------
                                                    23,137        (7,872)
                                               -----------     ---------
          Net loss                              (2,815,912)   (1,780,464)
                                               -----------     ---------
Preferred dividends                                (37,800)      (75,600)
                                               -----------     ---------
          Net loss to common stockholders      $(2,853,712)   (1,856,064)
                                               ===========     =========
Basic and diluted net loss per common share    $     (1.25)         (.71)
                                               ===========     =========
Weighted average shares outstanding              2,277,000     2,625,000
                                               ===========     =========

                                 ECHOCATH, INC.

                       Statements of Stockholders' Deficit

                      Years ended August 31, 1997 and 1998

                                                Class B   Class A     Class B
                                               preferred  common      common    Accumulated
                                                 stock     Stock       stock       deficit         Total
                                              ---------  --------   ----------   ----------       -------
Balance at August 31, 1996                   $    -       6,211,661   3,348,470    (8,192,108)   1,368,023
Issuance of 280,000 shares of Class B
  preferred to EP MedSystems, Inc. (note 7)   1,393,889       -            -             -       1,393,889
Additional costs associated with initial
  public offering                                 -         (13,050)       -             -         (13,050)
Private placement fee                             -           -         (75,000)         -         (75,000)
Dividends on preferred stock                      -           -                       (37,800)     (37,800)
Net loss                                          -           -            -       (2,815,912)  (2,815,912)
                                              ---------   ---------   ---------   -----------   ----------
Balance at August 31, 1997                    1,393,889   6,198,611   3,273,470   (11,045,820)    (179,850)

Issuance of 363,636 shares of Class A
   common stock (note 8)                          -       1,049,000        -             -       1,049,000
Net proceeds from employee stock
   purchaser plan                                 -             608        -             -             608
Capital contribution from alliance partners       -           -         750,000          -         750,000
Dividends on preferred stock                      -           -            -          (75,600)     (75,600)
Net loss                                          -           -            -       (1,780,464)  (1,780,464)
                                              ---------   ---------   ---------   -----------   ----------
Balance at August 31, 1998                   $1,393,889   7,248,219   4,023,470   (12,901,884)    (236,306)
                                              =========   =========   =========   ===========   ==========


                                 ECHOCATH, INC.

                            Statements of Cash Flows

                      Years ended August 31, 1997 and 1998


                                                                   1997          1998
                                                                   ----          ----
Cash flows from operating activities:
  Net loss                                                     $(2,853,712)  (1,856,064)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                119,896      118,639
      Changes in operating assets and liabilities:
        Decrease (increase) in trade accounts receivable             6,125       (4,905)
        (Increase) decrease in inventory                           (58,663)      11,444
        Decrease in prepaid expenses and other current assets       40,295        3,544
        Decrease in other assets                                     2,035        8,096
        Decrease in accounts payable                                (4,991)      10,271
        (Decrease) increase in accrued expenses                    (33,053)     223,273
        Increase in other liabilities                               23,925       61,725
                                                               -----------   ----------
          Net cash used in operating activities                 (2,758,143)  (1,423,977)
                                                               -----------   ----------

Cash flows from investing activities:
  Purchases of furniture, equipment and leasehold improvements    (170,258)     (29,552)
  Purchases of intangible assets                                   (54,442)     (37,092)
                                                               -----------   ----------
          Net cash used in investing activities                   (224,700)     (66,644)
                                                               -----------   ----------
Cash flows from financing activities:
  Principal payments on capital lease obligations                  (23,653)     (16,086)
  Repayment from shareholder                                       101,899         -
  Payment of finder's fee in connection with a 1992
    private placement                                              (75,000)        -
  Net proceeds from initial public offering
    and over-allotment option                                      (13,050)        -
  Net proceeds from employee stock purchaser plan                    -              608
  Net proceeds from issuance of preferred stock                  1,431,689         -
Issuance of Class A common stock                                     -        1,049,000
Class B preferred dividends                                        (37,800)     (75,600)
                                                               -----------   ----------

          Net cash provided by financing activities              1,384,085      957,922
                                                               -----------   ----------
          Net decrease in cash and cash equivalents             (1,598,758)    (532,699)

Cash and cash equivalents at beginning of year                   2,387,691      788,933
                                                               -----------   ----------

Cash and cash equivalents at end of year                       $   788,933      256,234
                                                               ===========   ==========
Supplemental disclosure of cash flow
 information - interest expense                                $    66,134       58,750
                                                               ===========   ==========
Supplemental disclosure of noncash
 information - equipment acquired under capital lease          $      -           8,190
                                                               ===========   ==========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 1998



 (1)   Organization, Liquidity and Summary of Significant Accounting Policies

       Organization

       EchoCath, Inc. (the Company) was initially organized as a general partnership on February 14, 1990 in the state of New Jersey under the name of Catheter Technology Company, which name was subsequently changed to EchoCath, Ltd. (the Partnership), to develop and market medical devices using ultrasound imaging technology. On September 21, 1992, the partners of the Partnership exchanged their partnership interests for equivalent ownership interest in the common stock of the Company. Since inception, the Company has been engaged primarily in research and development activities. The Company recognized its first significant product sales during fiscal 1997 and, accordingly, is no longer considered a development stage enterprise.

       Liquidity

       The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's operations have not generated significant revenues to date. The Company has incurred substantial losses since inception in 1990 and expects that losses will continue in the foreseeable future. The Company incurred a net loss before preferred dividends of $1,780,464 for the year ended August 31, 1998, and as of August 31, 1998 had an accumulated deficit of $12,901,884 and negative working capital of $734,120. The Company expects to incur additional expenditures for further development and to expand its product lines. Management's plans for the next 12 months include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and with resources to support the Company's research and development and product commercialization, or other business transactions which may generate sufficient resources to ensure continuation of the Company's operations and research programs. However, no assurance can be given that the Company will be successful in raising additional capital, entering into a business alliance or realizing profitable product sales. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Beyond the next 12 months, the Company may need substantial additional financing in order to commercialize and continue development of certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (1), Continued

       On July 23, 1997, the Company was notified by NASDAQ that based on its May 31, 1997 Form 10-Q filing, the Company did not satisfy NASDAQ's minimum equity requirement of $1 million, and that if the Company did not correct this matter it would be delisted from the NASDAQ exchange. Subsequently, the Company has negotiated two transactions with Alliance Partners and Medtronic, Inc. (see notes 15 and 8) which increased the Company's equity and effectively satisfied NASDAQ's minimum equity requirement. On February 26, 1998, NASDAQ notified the Company that based on the new net tangible assets test, the Company was not in compliance and would be scheduled for delisting. The Company subsequently appealed the delisting decision, but remains out of compliance. On November 16, 1998, NASDAQ formally delisted the Company from the NASDAQ Small Cap Market and is now traded on the NASDAQ bulletin boards.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions. The Company maintains a $55,000 letter of credit for certain obligations. The letter of credit is for a one-year term. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

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

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (1), Continued

       Furniture and equipment are depreciated using the straight-line method over five years. Leasehold improvements and equipment acquired under capital leases are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

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

       Stock-based Compensation

       The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On September 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (1), Continued

       Long-Lived Assets

       The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 in fiscal 1997 did not have a material impact on the Company's financial position, operating results or cash flows.

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

       Net Loss Per Share

       Basic and dilutive net loss per common share for fiscal 1997 and 1998 is calculated based upon net loss after preferred dividends of $37,800 and $75,600, respectively, divided by the weighted average number of shares of common stock outstanding. The assumed exercise of common stock equivalents is not considered, as the effect would be anti-dilutive.

       Financial Instruments

       The carrying amounts of cash and cash equivalents and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments.


 (2)   Inventory

       Inventory as of August 31, 1998 consists of the following:

             Raw materials                                 $ 96,659
             Work in progress                                15,605
             Finished goods                                  76,857
                                                          ---------
                                                           $189,121
                                                          =========

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued



 (3)   Furniture, Equipment and Leasehold Improvements

       Furniture, equipment and leasehold improvements as of August 31, 1998 consists of the following:

          Laboratory and production equipment                     $361,424
          Office equipment                                         309,241
          Leasehold improvements                                    19,347
                                                                ----------
                                                                   690,012

          Less accumulated depreciation and amortization           435,832
                                                                ----------
                  Furniture, equipment and leasehold
                     improvements, net                            $254,180
                                                                ==========

       As of August 31, 1998, equipment acquired under capital leases (see note
       6) amounted to $143,020 and related accumulated amortization was $105,461. The Company recognized depreciation expense of $97,945 and $97,056 for the fiscal years ended August 31, 1998 and 1997, respectively.


 (4)   Intangible Assets

       Intangible assets as of August 31, 1998 consists of the following:

          Patents and trademarks                                  $323,094
          Patent application costs                                  34,009
                                                                ----------
                                                                   357,103
          Less accumulated amortization                             74,958
                                                                ----------
                                                                  $282,145
                                                                ==========

(5)    Notes Payable

       On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc. (Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note payable issued by the Company to Bard, which is secured by virtually all of the Company's inventory, furniture and equipment. In accordance with the agreement with Bard, the note is repayable by the Company by offsetting future receivables from Bard arising from the sale of certain products to Bard against the principal amount of the note. There have been no sales made to Bard by the Company. The Bard agreement was terminated on October 28, 1996. The note does not bear interest during the four years commencing with the first purchase order issued by Bard. However, if the Bard agreement is terminated prior

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


(5), Continued

       to full satisfaction of the note, the remaining principal balance of the note will become payable within 60 days or, at the option of the Company, within 24 months, including interest at the prime rate plus 1%. The carrying amount of this note approximates its fair value due to the variable nature of interest rates. Bard has agreed to a maturity date of December 31, 1998. The principal and accrued interest due as of August 31, 1998 is $665,080.


 (6)   Obligations under Capital Leases

       Equipment under capital leases is capitalized using interest rates (ranging from 7.3% to 25.26%) in effect at the inception of the lease.

       The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 1998:

               1999                                            $16,887
               2000                                             14,580
               2001                                             10,588
               2002                                              2,604
               2003                                                422
                                                             ---------
                        Total minimum lease payments            45,081

                Less amount representing interest                6,614
                                                             ---------
                        Present value of net minimum
                           lease payments                       38,467

               Less current portion of obligations under
                        capital lease                           16,069
                                                             ---------

                        Long-term portion of obligations
                           under capital lease                 $22,398
                                                             =========

 (7)   Stockholders' Deficit

       Voting Rights

       The holders of the Company's Series B common stock maintain "super voting" rights, whereby they are entitled to 5 votes per share. The holders of the Company's Series A common shares are entitled to one vote per share.

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (7), Continued

       Forfeitable Shares

       In connection with the initial public offering, the underwriter required that certain stockholders of the Company, primarily officers, directors and other employees, agree to contribute an aggregate of 833,000 shares of Class B common stock to the Company without consideration if specified earnings levels or market price targets are not met (the Forfeitable Shares). The Forfeitable Shares are not assignable or transferable. The restrictions on the Forfeitable Shares will be released only if any of the following occur:

       (a) the Company's net income before provision for income taxes, exclusive of any extraordinary earnings (the Minimum Pretax Income), amounts to at least $3.4 million during the fiscal year ending on August 31, 1998; or

       (b) the Minimum Pretax Income amounts to at least $5.0 million during the fiscal year ending on August 31, 1999; or

       (c) the Minimum Pretax Income amounts to at least $6.6 million during the fiscal year ending on August 31, 2000; or

       (d) the Minimum Pretax Income amounts to at least $8.5 million during the fiscal year ending on August 31, 2001; or

       (e) commencing at the effective date of the IPO and ending 42 months after the effective date of the IPO, the bid price of the Company's Class A common stock shall average in excess of $12.50 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days; or

       (f) commencing 42 months from the effective date of the IPO and ending 60 months after the effective date of the IPO, the bid price shall average in excess of $16.75 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days.

       If none of the foregoing targets are met, on November 30, 2001 the Forfeitable Shares will be placed in the Company's treasury and canceled. In the event that the restrictions on the Forfeitable Shares are released, the Company would be required to record compensation expense equal to the fair market value of the stock at the date the restrictions are released.

       Preferred Stock and Related Litigation

       The Company's Certificate of Incorporation authorizes the issuer of a maximum of 5,000,000 shares of preferrred stock on terms which may be fixed by the Company's Board of Directors without further shareholder action.

       The Company entered into a subscription agreement dated February 27, 1997 through which EP MedSystems, Inc. (EP) purchased 280,000 shares of Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A common stock are achieved. The conversion of Series B cumulative convertible preferred stock to Class A common stock will be at the conversion rate of one share of Class A common stock for each 1.2 shares of Series B cumulative preferred stock

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued



 (7), Continued

       through 1999. Thereafter, the conversion rate shall be one share of Class A common stock for each 1.3 shares of Series B cumulative convertible preferred stock. The Series B cumulative convertible preferred stock contains certain priority claims to assets and dividends and special voting rights. On October 22, 1998, EP MedSystems served a notice upon the Company demanding registration of the Series B Preserred
       Stock which EP MedSystems holds.

       On October 16, 1997, EP delivered to the Company a complaint filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP pursuant to the subscription agreement dated February 27, 1997. EP alleges that the Company violated
       Section 10(b) of the Securities and Exchange Act of 1934 and committed common law fraud in connection with EP's purchase of securities from the Company. EP requested unspecified compensatory damages, costs, attorney's fees and punitive damages. Upon motion of the Company, on October 20, 1998, the suit was dismissed with prejudice. The Company's counterclaims for legal fees are still pending.

       Convertible Debentures

       The Company issued two convertible debentures to Investment Partners of America, L.P. (IPA), a New Jersey limited partnership, in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27, 1998. The
       first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. The debentures pay 6+% interest and mature six months from the date of issuance. The debentures are convertible into shares of the Company's Class A common stock at the then-current market price, but no greater than $2.00 per share and no less than $1.00 per share. The shares of Class A common stock issuable upon conversion of the debentures carry price protection, in that the holders of such shares will receive additional shares equal to the price difference if the Company sells shares to a third party at a price less than the conversion price. In addition, an affiliate of IPA received a six-month consulting agreement with the Company for $5,000 monthly on October 27, 1998.


 (8)   Development and License and Distribution Agreements

       On December 30, 1996, the Company entered into an exclusive license agreement with Medtronic, Inc. (Medtronic) for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company is entitled to receive a series of payments totaling up to $950,000 after the completion of certain milestones. As of August 31, 1998, total payments under this agreement amounted to $200,000.

       The Company entered into an exclusive license agreement dated February 27, 1997 with EP. The agreement provides that certain products of the Company can be incorporated into the EP diagnostic catheter line. The Company is entitled to receive development milestone payments of up to $700,000 if certain milestones are met. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When products are commercially available, the Company will

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (8), Continued

       receive royalties under the terms of the agreement. The Company has received no milestone payment nor has it earned any royalties to date under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of August 31, 1998, the Company has $113,400 of accrued Series B cumulative preferred stock dividends.

       On October 30, 1997, the Company announced it had reached a second definitive licensing and development agreement with Medtronic. Pursuant to the terms of this agreement, the Company, among other things: (i) granted Medtronic an exclusive license to make, have made, use, sell and have sold products utilizing the Company's ColorMark'r' and EchoMark'r' technologies in guiding devices during cardiothoracic surgical procedures; and (ii) granted Medtronic the exclusive right and option at any time until October 31, 1998 to acquire a worldwide exclusive license to the Company's EchoEye'r' and EchoFlow'r' technologies for use in guiding devices during cardiothoracic surgical procedures. In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000 million, which amount includes: (i) $800,000 paid to the Company in upfront nonrefundable licensing fees which was recognized as revenue during fiscal 1998 and (ii) $1,000,000 for the purchase of 363,636 restricted shares of the Company's Class A common stock issued to Medtronic Asset Management, Inc. a wholly-owned subsidiary of Medtronic. In addition, Medtronic's will pay the Company certain future minimum annual royalties upon product commercialization.

       The Company entered into an agreement dated June 10, 1997 with Medison Co. Ltd. (Medison) of Seoul, Korea for the distribution of ColorMark'r' systems throughout the Far East. Medison has agreed to order a certain minimum number of ColorMark'r' systems within 12 months from the agreement date. Medison and the Company had agreed to delay Medison's minimum purchase order requirements until early calendar year 1998. Medison has not been able to complete the minimum purchase requirements. As of August 31, 1998, the Company has not cancelled the contract.


 (9)   Income Taxes

       As of August 31, 1998, the Company has available net operating loss carryforwards of approximately $12,188,000 for income tax reporting purposes which are available to offset future federal and state taxable income, if any, through 2013 and 2005, respectively. The Company also has research and development tax credit carryforwards of approximately $284,000 for federal income tax purposes which are available to reduce federal income taxes, if any, through 2011. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of the Company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50% within a three-year period. The Company believes that one or more of such ownership changes may have occurred since 1996. Therefore, the Company's ability to use its net operating loss carryforwards and research credits may be subject to certain limitations.

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued



 (9), Continued

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 31, 1998 are presented below:


           Deferred tax assets:
              Net operating loss carryforward                          $4,875,200
              Tax credit carryforward                                     284,020
              Accrued expenses                                             23,844
              Inventory                                                    28,531
              Technology rights                                           199,334
                                                                     ------------
                            Total gross deferred tax assets             5,410,929

              Less valuation allowance                                  5,399,667
                                                                     ------------
                            Net deferred tax assets                        11,262

           Deferred tax liabilities - furniture, equipment and
              leasehold improvement, primarily due to differ-
              ences in depreciation                                        11,262
                                                                     ------------
                            Net deferred tax liability                 $     --
                                                                     ============

       The valuation allowance for deferred tax assets as of September 1, 1997 was $4,687,942. The net change in the total valuation allowance for the year ended August 31, 1998 was an increase of $711,725.


 (10)  Related-Party Transactions

       During the years ended August 31, 1997 and 1998, the Company incurred $12,835 and $9,071, respectively, of management and administrative services from the parent company of a common stockholder. Management believes that the expenses charged approximate those that would have been charged by unrelated parties performing similar services.


(11)   Profit Sharing 401(k) Plan

       In February 1996, the Company established its own 401(k) profit sharing plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees' compensation. The Company contributed $14,491 and $14,805 to the plan for the years ended August 31, 1997 and 1998, respectively.

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


(12)   Commitments and Contingencies

       The Company leases office and laboratory facilities, equipment and vehicles under various noncancellable operating lease arrangements. Future minimum rental commitments required by such leases as of August 31, 1998 are as follows:

               1999                       $  260,549
               2000                          301,641
               2001                          295,948
               2002                          171,427
                                        ------------
                                          $1,029,565
                                        =============


       Rental expense aggregated $239,839 and $243,333 for the years ended August 31, 1997 and 1998, respectively.


(13)   Stock Option Plans

       On August 24, 1995, as amended March 5, 1998, the Company adopted a stock option plan (the 1995 option plan) which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The total number of Class A common stock shares eligible for grant under the new stock option plan is 1,020,000 shares.

       The Company has adopted the disclosure-only provisions of SFAS No. 123 and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share amounts would have been changed to the pro forma amounts indicated below:

                                                                            1997              1998
                                                                            ----              ----
            Net loss less preferred dividend -
                as reported                                              $(2,853,712)       (1,856,064)
            Net loss less preferred dividend -pro forma
                                                                          (2,979,385)       (2,012,615)
                                                                         ===========        ==========
            Net loss per share less preferred dividend -
                as reported                                              $ (1.25)             (.71)
            Net loss per share less preferred dividend -
                pro forma                                                  (1.31)             (.77)
                                                                         ===========        ==========

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued



(13), Continued

       The fair value of the stock options granted for the years ended August 31, 1997 and 1998 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1998: dividend yield of 0%; expected volatility of 50.1%; a risk-free interest rate of 6.5%; and expected lives of 7 years. The weighted average fair value at the date of grant for options granted during the years ended August 31, 1997 and 1998 was $1.037 and $1.351, respectively.

       Presented below is a summary of the stock option plans for the years ended August 31, 1997 and 1998:

                                                                1997                         1998
                                                     -------------------------     ------------------------
                                                                      Weighted                    Weighted
                                                                      average                      average
                                                                      exercise                    exercise
                                                        Shares         price*       Shares          price
                                                        ------         ------       ------          ------
               Options outstanding at
                    beginning of year                   150,000      $ 5.000        742,500        $ 3.375
                Granted                                 742,500        3.375         50,000          2.000
                Exercised                                 -             -             -                -
                Forfeited/expired                       150,000        5.000          -                -
                                                     ----------                  ----------
                Options outstanding at end
                of year                                 742,500        3.375        792,500          3.290
                                                     ==========        =====     ===========         =====

                *Exercise price reset from $5.00 to $3.375 pursuant to a Board of Directors resolution in April, 1997.

       At August 31, 1998, the Company has 558,500 exercisable outstanding options.


 (14)  Accrued Expenses

       Accrued expenses as of August 31, 1998 consists of the following:

                Professional fees                                         $187,143
                Payroll and benefits                                        94,744
                Rent                                                       138,797
                Accrued interest expense on bond note payable              125,080
                Other                                                        4,535
                Dividends payable                                          113,400
                                                                        ----------
                                                                          $663,699
                                                                        ==========

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (15)  Alliance Agreement

       On August 10, 1994, the Company entered into an agreement with Alliance Partners (Alliance) which provided for the sale of between 15% and 45% of the Company's Class B common stock to Alliance in exchange for $425,000 in cash to be paid in installments; the assumption by Alliance of a guarantee of outstanding borrowings under the bank demand note payable in the amount of $750,000; and Alliance's undertaking to invest or cause to be invested an additional $5,750,000 through a private placement or public offering of not greater than 40% of the Company's Class A common stock plus Alliance arranging unsecured bridge loan financing for the Company to be provided through an underwriter in an amount of not less than $1,000,000. In the event that the total financing provided and arranged by Alliance is less than $7,000,000 at the end of the six-month period after the closing of the private placement or public offering, then Alliance is obligated to return to the Company a pro rata portion of the Company's common stock owned by Alliance equal to the difference between $7,000,000 and the amount of financing actually invested in the Company. However, in no event shall Alliance receive less than 10% of the outstanding common stock of the Company.

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

       Amendment to Alliance Agreement

       On July 7, 1995, the Company entered into an agreement to amend its previously existing agreement with Alliance. In accordance with the new agreement, the partners of Alliance and certain other entities and individuals became entitled to receive a 35% equity interest in the Company in exchange for Alliance's repayment of the Company's $750,000 of outstanding borrowings under its bank demand note payable, which was paid in full in August 1995. The payment of such indebtedness is to be treated as a capital contribution; however, if 75% of the Class B warrants to be issued in connection with the initial public offering are subsequently exercised, providing the Company with $23,040,000 in proceeds, then $750,000 of such proceeds will be repaid to Alliance. In addition, the new agreement provides that funds previously advanced to the Company by the partners of Alliance (aggregating $1,050,368 as of January 1996) are to be treated as permanent capital. On September 7, 1995, the partners of Alliance and certain other entities and individuals received 525,000 shares of Class B common stock pursuant to this agreement. On October 31, 1997, Alliance released the $750,000 contingent payment in exchange for the issuance of 50,000 shares of Class A common stock and an option to purchase 50,000 shares of common stock, thereby converting the Company's contingent liability to equity. The option is exercisable at $2.00 per common share and has a life of 6 years. This transaction was treated as a capital contribution, consistent with the original Alliance transaction.

                                 ECHOCATH, INC.

                    Notes to Financial Statements, Continued


 (16)  Investment Plan

       In February 1997, the Company adopted an Investment Plan (the Investment
       Plan) covering 300,000 shares of Class A Common Stock. The Investment Plan provides eligible employees of the Company with an opportunity to purchase shares of Class A Common Stock through payroll deductions, or otherwise, and to receive options to purchase Class A Common Stock. The Investment Plan is administered by the Company's Compensation and Stock Option Committee, or by a Plan Administrator appointed by the Company's Compensation and Stock Option Committee.

       Under the terms of the Investment Plan, options may be granted to participants upon the purchase of shares under the Investment Plan. The number of options to be granted in connection with each purchase of shares is a function of the degree to which the Company attains pre-designated performance goals.

       Two of the Company's employees participated in the Investment Plan during the fiscal year ended August 31, 1998. During the fiscal year ended August 31, 1998, no shares of Class A Common Stock were issued under the Investment Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following table sets forth the name and positions of the executive officers and directors of the Company:

NAME                             AGE  POSITION WITH THE COMPANY
Frank A. DeBernardis(1)           56  Chief Executive Officer,
                                      President and Director

David Vilkomerson                 57  Executive Vice President,
                                      Director of Research and
                                      Development, Assistant
                                      Secretary and Director

Daniel M. Mulvena(1)(2)(3)        50  Chairman of the Board of
                                      Directors

Anthony J. Dimun(2)               55  Director

Irwin M. Rosenthal(3)             70  Secretary and Director

----------
(1) Member of the Executive Committee.
(2) Member of the Compensation and Stock Option Committee.
(3) Member of the Audit Committee.

     FRANK A. DEBERNARDIS has served as Chief Executive Officer, President and a director of the Company since its inception. From 1989 to 1992, Mr. DeBernardis served as President and was the sole stockholder of Implemed, Inc., a privately-held corporation which provided consulting services in the area of medical device manufacturing ("Implemed").

     DAVID VILKOMERSON, Ph.D., has served as Executive Vice President, Vice President Research and Development, Assistant Secretary and a director of the Company since its inception. Dr. Vilkomerson is a founder of Ultramed and served as President and Chairman of the Board of Ultramed from March 1982 to September 1992. Dr. Vilkomerson has authored or co-authored approximately 30 technical papers and received over 30 United States patents.

     DANIEL M. MULVENA has served as Chairman of the Board since September 1997 and as a Co-Chairman of the Board from August 1995 to September 1997. Mr. Mulvena is President of Commodore Associates, a private firm providing consulting services. Mr. Mulvena served as Vice-President and General Manager of the Mansfield Division of Boston Scientific, a publicly-traded corporation which manufactures and sells minimally invasive medical products, beginning in February 1992. Mr. Mulvena left Boston Scientific in April 1995 as Group Vice President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of Boston Scientific.
Mr. Mulvena formerly served as Vice Chairman of the Board of Directors of Life Medical Sciences, Inc. ("Life Medical"), a publicly-held corporation engaged in the research and development of technologies for use in medical applications, from July 1992 to May 1995. Since May 1997, Mr. Mulvena has served on the Board of Directors of Thoratec Laboratories Corporation, since January 1998 has been acting Chairman of the Board of Magna-Lab Inc. ("Magna-Lab"), and since April 1998, a director of Zoll Medical, all of which are publicly-held corporations involved in medical technology.

     ANTHONY J. DIMUN has served as a director of the Company since inception, served as Secretary of the Company until August 1995 and served as a Vice President and Treasurer of the Company until November 1996. Mr. Dimun has been a certified public accountant since 1968. Mr. Dimun has served as the Chief Financial Officer and Executive Vice President and Director of Vital Signs, Inc. ("Vital Signs") since March 1991, its Secretary and

Treasurer since December 1991, and as a director since August 1987. He is also a director of Bionx Implants Inc., a publicly-traded medical device company.

     IRWIN M. ROSENTHAL has served as a director of the Company since August 1995 and as Secretary of the Company since September 1995. Mr. Rosenthal is a co-founder of Life Medical, has served as a director of Life Medical since its inception in 1990 and currently serves as both its Secretary and Treasurer. Mr. Rosenthal is an attorney and since 1960 has specialized in securities law. He is currently a partner at Graham & James LLP. Prior to July 1998, Mr. Rosenthal was a partner at Rubin Baum Levin Constant & Friedman. Mr. Rosenthal serves as Secretary and as a director of Magar Inc. a private investment firm ("Magar"), of which he is a principal stockholder. Mr. Rosenthal is also a director of Magna-Lab and Symbollon Corporation, a publicly-traded chemical and medical technology company, and is a general partner of Alliance, which is a partnership which invests in companies and may take on a management role in such companies. See "Certain Transactions."

     Dr. Herbert Moskowitz, who had been a director of the Company since August 1995, chose not to run for reelection to the Board at the most recent annual meeting of shareholders.

     All directors of the Company are elected by the shareholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal.

     The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 for each of Mr. DeBernardis and Dr. Vilkomerson naming the Company as beneficiary under such policies. The Company has agreed to maintain such policies in force for a minimum period of three years from the date of the Company's Initial Public Offering or the respective terms of the employment agreements between the Company and such officers, whichever period is longer.

Board Committees

     The Company has established an Executive Committee, a Compensation and Stock Option Committee, and an Audit Committee. The Executive Committee, consisting of Messrs. Frank A. DeBernardis, and Daniel M. Mulvena, exercises all the power and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law.

     The Compensation and Stock Option Committee, consisting of Anthony J. Dimun and Daniel M. Mulvena, makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees and others, administers the Company's Option Plan and determines the officers, key employees and others to be granted options under the Option Plan and the number of shares subject to such options.

     The Audit Committee, consisting of Daniel M. Mulvena and Irwin M. Rosenthal, reviews the engagement of the Company's independent accountants and the independence of the accounting firm, the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures.

Key Personnel

     The Company's Key Personnel are as follows:

     David Lyons, (50), Vice-President of Engineering--Mr. Lyons has been Vice President of Engineering at the Company since April 1997. Prior to serving as Vice-President of Engineering, Mr. Lyons served as Manager, Electronic R&D since 1991 where he was responsible for the Company's design and development of electronics and software related to real-time three dimensional ultrasound imaging, ultrasound beacon systems, Doppler blood flow velocity measurement and Doppler signal processing methods. Prior to that time, since 1988, Mr. Lyons worked for Ultramed where he conducted similar design and development research.

     Alec Colleoni, (50), Manager of Manufacturing--Mr. Colleoni, a graduate of MITC in Italy, has managed the manufacturing of a number of medical electronic companies, including Princeton Electronic Products and

Ultramed, with over ten years experience in various FDA and GMP compliance requirements. He held positions with Johnson & Johnson and PA Associates and has received several patents in the United States.

     Bayard Gardineer, (68), Vice President--Mr. Gardineer has served as a Vice-President at the Company since September 1992. Currently, Mr. Gardineer spends 70% of his working time at the Company. Prior to that he was a Vice President of Ultramed from 1982 to 1992. Mr. Gardineer, a graduate of Massachusetts Institute of Technology, has over 40 years experience in mechanical design and production, primarily with International Business Machine and Johnson & Johnson. He has been granted numerous patents.

     Morton Lefar, Ph.D., (60), Manager, Regulatory Affairs and Quality Systems--Dr. Lefar has served as Manager, Regulatory Affairs and Quality Systems at the Company since August 1997. Currently, Dr. Lefar works on a part-time, as needed basis for the Company. Dr. Lefar has worked in both the pharmaceutical and medical device industries for over 30 years. Dr. Lefar received his Ph.D. in chemistry from Rutgers University. Following graduation at Rutgers University, Dr. Lefar was employed by the FDA. Dr. Lefar has also held senior level positions at American Hoechst, National Medical Care and Banner Pharmacaps. Dr. Lefar was a founder and partner of Epolin Inc., a research and development firm. Dr. Lefar is the former Editor and Chief of the Journal of Regulatory Affairs and is Regulatory Affairs Certified.

Limitation of Liability and Indemnification Matters

     The Company's Certificate of Incorporation contains provisions to indemnify its directors and officers to the fullest extent permitted by New Jersey law, and also includes provisions to eliminate the personal liability of its directors and officers to the Company and its shareholders to the fullest extent permitted by New Jersey law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (i) breaches of such person's duty of loyalty, (ii) those instances where such person is found not to have acted in good faith and (iii) those instances where such person received an improper personal benefit as a result of such breach.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company knows of no late filings pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended August 31, 1998, 1997 and 1996 to Frank A. DeBernardis, the Company's Chief Executive Officer, David Vilkomerson, the Company's Executive Vice President, and Daniel
M. Mulvena, the Company's Chairman of the Board (the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended August 31, 1998, 1997 or 1996.

                           Summary Compensation Table
                               Annual Compensation

                                                                               LONG TERM
                                                                             COMPENSATION

                                                                        AWARDS         PAYOUTS
                                                                     ------------   ------------
                                                                      SECURITIES
                                                                      UNDERLYING         ALL
                                                          OTHER        OPTIONS/         OTHER
 NAME AND PRINCIPAL                SALARY     BONUS       ANNUAL         SARS       COMPENSATION
   POSITION                YEAR      ($)       ($)     COMPENSATION      ($)             ($)
------------------------   ----   --------   -------   ------------  ------------   ------------
Frank A. DeBernardis       1998   $130,000    -----       -----         -----           -----
Chief Executive Officer    1997   $130,000   $16,000      -----      150,000(1)(2)      -----
                           1996   $151,000   $25,000      -----       20,000(1)(3)      -----

David Vilkomerson          1998   $134,600    -----       -----                         -----
Executive Vice President   1997   $130,000   $16,000      -----      150,000(1)(2)      -----
                           1996   $151,000   $25,000      -----       90,000(1)(4)      -----

Daniel M. Mulvena          1998   $ 60,681                              -----           -----
Chairman of the Board      1997   $103,667                            50,000(1)(5)      -----
                           1996   $ 81,333                            20,000(1)(3)      -----

----------
(1)  The security underlying all options is Class A Common Stock.
(2) Each option vested as to 50,000 shares on April 29, 1998 and vests as to 50,000 shares on April 29, 1999, and as to 50,000 shares on April 29, 2000.
(3) Such option vests in five equal installments commencing in January 1996 through January 2000.
(4) Such option vests in three equal installments commencing in January 1996 through January 1998.
(5) Such option vested as to 25,000 shares in April 1997 and as to the remaining 25,000 shares on December 31, 1997.

Stock Option Tables

     OPTION/SAR GRANTS IN LAST FISCAL YEAR The following table sets forth the options granted to the Named Executive Officers during the fiscal year ended August 31, 1998. The Company granted no stock appreciation rights ("SARs") or Stock Options during such fiscal year. However, during the fiscal year ending August 31, 1999, the Company has granted options to its directors and certain of its officers to purchase 50,000 shares of the Class A Common Stock. Such options were all issued pursuant to the Options Plan and are exercisable for ten years following the date of grant.


                                INDIVIDUAL GRANTS                         MARKET
                                                                           PRICE
                          NUMBER OF          TOTAL                      AS REPORTED
                          SECURITIES      OPTIONS/SARS                  ON BULLETIN
                          UNDERLYING       GRANTED TO     EXERCISE OR     BOARD ON
                          OPTIONS/SARS    EMPLOYEES IN       BASE           DATE     EXPIRATION
NAME                      GRANTED(1)     FISCAL YEAR(1)   PRICE($/SH)     OF GRANT      DATE
Frank A. DeBernardis         None
Chief Executive Officer

David Vilkomerson            None
Executive Vice President

Daniel M. Mulvena            None
Chairman of the Board

----------
(1)  In fiscal 1998, the Company granted no options under the Option Plan.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES The following table sets forth information (on an aggregate basis) concerning each exercise of stock options during the fiscal year ended August 31, 1998 by each of the Named Executive Officers and the final year-end value of unexercised options. The table reflects options exercisable within 60 days of the date of this Report.


                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED "IN-
                                                          OPTIONS/SARs AT           THE MONEY" OPTIONS/SARs
                          SHARES                          FISCAL YEAR-END            AT FISCAL YEAR END(2)
                         ACQUIRED        VALUE
                        ON EXERCISE   REALIZED(3)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                            (1)
Frank DeBernardis
Chief Executive Officer           0             0     116,000         54,000                0               0

David Vilkomerson
Executive Vice President          0             0     140,000        100,000                0               0

Daniel Mulvena
Chairman of the Board             0             0      68,000          2,000                0               0

----------
(1) As of the date of this Report, none of the Named Executive Officers have exercised any of their options.
(2) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The last sales price of the securities underlying the options on December 8, 1998, was $1 1/8 per share, and the exercise price of the applicable options has been reset from $5.00 per share to $3.375 per share on April 29, 1997.
(3) Value realized is the closing market price of the stock on the date of exercise less the option price, multiplied by the number of shares acquired on exercise.

Compensation of Directors

     The Company pays all outside directors $500 for each board or committee meeting attended. Outside directors may also be reimbursed for expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors. There were no options granted to directors during the fiscal year ended August 31, 1998.

Employment Agreements

     The Company entered into employment agreements with Mr. Frank DeBernardis, to serve as President and Chief Executive Officer of the Company, and Dr. David Vilkomerson, to serve as Executive Vice President and

Director of Research and Development of the Company, which expired in November 1996. Pursuant to such agreements, Mr. DeBernardis and Dr. Vilkomerson received a base salary of $130,000 at the time of expiration of the agreements. The employment agreements provided that each such agreement could be terminated by the Company only if such executive officer had materially breached his obligations under the agreement, engaged in willful misconduct against the Company or was found guilty of a felony by a court of competent jurisdiction which, in the discretion of the Board of Directors, would interfere with the performance of such executive officer's duties and responsibilities or would materially adversely affect the Company. The agreements also contained confidentiality and non-competition provisions. Dr. David Vilkomerson signed an extended employment agreement on March 10, 1998. Under the terms of the agreement his base salary increased from $130,000 in the first year of his agreement, ending November 1, 1997, to $135,000 in the second year at his agreement, ending November 1, 1998, and $140,600 the last year of his agreement. The agreement terminates on November 1, 1999. The terms of the extended agreement are similar to the original agreement. Mr. DeBernardis is currently in discussion with the Compensation Committee to extend his employment agreement.

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

Option Plan

     In August 1995, the Board of Directors adopted and the shareholders approved the Option Plan. The Option Plan provides for the grant of incentive stock Option ("ISOs") (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs") to certain directors, officers and employees of the Company. The Option Plan further provides for the grant of NQSOs and stock appreciation rights ("SARs") to directors, agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the Option Plan is to attract and retain employees, agents, consultants and directors. Options and SARs granted under the Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Class A Common Stock with respect to which options and SARs will be granted under the Option Plan is 1,020,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan.

     The Option Plan is administered by the Board of Directors of the Company, which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQSOs or SARs, or a combination thereof, and the number of shares of Class A Common Stock to be subject to such options or SARs. The Board of Directors of the Company may, in its discretion, delegate its power, duties and responsibilities under the Option Plan to a committee consisting of two or more "Non-Employee" directors within the meaning of (b)(3) of Rule 16b-3 promulgated under the Exchange Act. The Compensation and Stock Option Committee, which is responsible for administering the Option Plan, is composed of Daniel Mulvena and Anthony Dimun. The exercise price of options granted under the Plan shall not be less than the fair market value per share on the date of grant, as determined by the Board of Directors.

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

Profit Sharing 401(k) Plan

     In February 1996, the Company established a 401(k) plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees compensation. The Company contributed approximately $14,805 in the fiscal year ended August 31, 1998.

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

     Two of the Company's employees participated in the Investment Plan during the fiscal year ended August 31, 1998. During the fiscal year ended August 31, 1998, no shares of Class A Common Stock were issued under the Investment Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 4, 1998, certain information as to the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock or the Series B Cumulative Convertible Preferred Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers as a group.

                                                                AMOUNT AND NATURE                     PERCENT
                                                                        OF             PERCENT           OF
NAME AND ADDRESS OF                                                 BENEFICIAL            OF           VOTING
  BENEFICIAL OWNER                      TITLE OF CLASS          OWNERSHIP(1)(2)(3)      CLASS          POWER
Cathtech Corp.(6)                     Class B Common Stock            311,953            26.6%         18.4%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Anthony Dimun(7)                      Class A Common Stock             50,000             2.1%          0.9%
c/o Vital Signs, Inc.                 Class B Common Stock              4,366             0.4%
20 Campus Road
Totowa, New Jersey 07512

Ultramed, Inc.(8)                     Class B Common Stock            234,544            20.0%         13.8%
c/o Frank Joworisak
EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

David Vilkomerson(9)(13)              Class A Common Stock            190,000             8.1%          4.8%
c/o EchoCath, Inc.                    Class B Common Stock             44,068             3.8%
P.O.  Box 7224
Princeton, New Jersey  08543

Frank DeBernardis(10)                 Class A Common Stock            116,000             4.9%          4.0%
c/o EchoCath, Inc.                    Class B Common Stock             44,362             3.8%
P.O.  Box 7224
Princeton, New Jersey  08543

Terence D.  Wall(5)                   Class A Common Stock             50,000             2.1%          8.8%
c/o Vital Signs, Inc.                 Class B Common Stock            139,607            11.9%
20 Campus Road
Totowa, New Jersey 07512

Vital Signs, Inc.(6)                  Class B Common Stock            311,953            26.6%         18.4%
20 Campus Road
Totowa, New Jersey 07512

Medtronic, Inc.(4)                    Class A Common Stock            363,636            15.5%          4.3%
7000 Central Ave. NE
Minneapolis, MN  55482

Irwin M.  Rosenthal(11)               Class A Common Stock             83,334             3.6%          5.6%
c/o Irwin Rosenthal                   Class B Common Stock             78,750             6.7%
885 Third Avenue
21st Floor
New York, New York  10022

Daniel M.  Mulvena(12)               Class A Common Stock             124,000             5.3%          1.5%
6 Fuller Lane
Marblehead, Mass.  01945

Bradley Resources Corporation        Class B Common Stock              95,810             8.2%          5.7%
107 John Street
Southport, Ct.  06490

EP MedSystems, Inc.                  Series B Cumulative              280,000           100.0%          3.3%
58 Route 46 West                     Convertible Preferred
Budd Lake, New Jersey  07828         Stock

All officers and directors as a      Class A Common Stock             559,334            23.8%         16.7%
group (6 persons)(14)                Class B Common Stock             171,460            14.6%

--------
* Denotes less than 1%.
(1) Unless otherwise set forth herein, all shares set forth are shares of the Company's Class B Common Stock. The Class A Common Stock has one vote per share and the Class B Common Stock has five votes per share. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Certain holders have agreed that up to a portion of his or its shares of the Class B Common Stock are subject to transfer to the Company for no consideration upon the failure of certain conditions to occur by certain dates. So long as such shares are subject to such conditions, the holder may vote but not dispose of such shares.
(3) Does not include shares of Class A Common Stock underlying options not exercisable within 60 days following December 4, 1998.
(4) Represents shares of Class A Common Stock held by Medtronic Asset Management, Inc., a Minnesota corporation and a wholly-owned subsidiary of Medtronic through which Medtronic holds certain investments. The amount of shares beneficially owned by Medtronic is based upon a Schedule 13D filed by Medtronic and Medtronic Asset Management, Inc. on November 10, 1997.
(5) Mr. Wall is a former director of the Company. Mr. Wall is currently an officer, a director and a principal stockholder of Vital Signs and an officer and director of Cathtech Corp., a privately-held corporation and wholly-owned subsidiary of Vital Signs ("Cathtech"). Such shares include 139,607 shares of Class B Common Stock held directly by Mr. Wall, as reported in a Schedule 13G filed by Mr. Wall on February 14, 1997, and an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days of December 4, 1998. These shares also include the 311,953 shares of Class B Common Stock owned by Cathtech.
(6) Cathtech is the beneficial owner of approximately 13% of the Common Stock of Ultramed. Vital Signs may be deemed to be a beneficial owner of the 311,953 shares of Class B Common Stock owned by Cathtech. The amount of shares beneficially owned by Cathtech is based upon a Schedule 13G filed by Cathtech and Vital Signs on February 14, 1997
(7) Mr. Dimun is an officer and a director of Vital Signs and Cathtech. These shares do not include the 311,953 shares of Class B Common Stock owned by Cathtech, as to which Mr. Dimun disclaims beneficial ownership, since Mr. Dimun is not a principal stockholder of Vital Signs. These shares include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1998.
(8) All of the shares have been pledged to Vital Signs as collateral for a loan and accounts payable, respectively. The pledgees disclaim beneficial ownership of such shares. The amount of shares beneficially owned by Ultramed is based upon a Schedule 13G filed by Ultramed on February 14, 1997.
(9) Includes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 7,526 shares of Class B Common Stock, which options are exercisable within 60 days following December 4, 1998, and (ii) an option granted by the Company to Dr. Vilkomerson to purchase 90,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1998. Excludes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 1,882 shares of Class B Common Stock of the Company, which options are not exercisable within 60 days following December 4, 1998, and (ii) 234,544 shares of Class B Common Stock owned by Ultramed (of which he is an officer, director and approximately 13% stockholder), as to which Dr. Vilkomerson disclaims beneficial ownership. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vested as to 50,000 shares on April 29, 1998, and vests as to 50,000 on April 29, 1999, and as to 50,000 shares on April 29, 2000.
(10) Includes options granted by the Company to Mr. DeBernardis to purchase 116,000 shares of Class A Common Stock, which options are exercisable within 60 days following December 4, 1998. Excludes (i) 10,006 shares of Class B Common Stock held in a trust for the benefit of Mr. DeBernardis' children, as to which Mr. DeBernardis disclaims beneficial ownership and
     (ii) options to purchase 8,000 shares of Class A Common Stock which are not yet vested. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vests as to 50,000 shares on April 29, 1998, as to 50,000 shares on April 29, 1999, April 29, 1999, and as to 50,000 shares on April 29, 2000.
(11) Such shares include 16,667 shares of Class A Common Stock, and an option to purchase 16,667 shares of Class A Common Stock, issued to Mr. Rosenthal in connection with the Alliance Agreement. The option to purchase 16,667 shares of Class A Common Stock is exercisable within 60 days following December 4, 1998. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1998.
(12) Includes options granted by the Company to Mr. Mulvena to purchase 70,000 shares of Class A Common Stock, which options are exercisable within 60 days following December 4, 1998. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following December 4, 1998.
(13) Includes 100,000 shares of Class A Common Stock and 7,526 shares of Class B Common Stock issuable upon exercise of options exercisable within 60 days following December 4, 1997. Excludes (i) 1,882 shares of Class B Common Stock underlying options that are not exercisable within 60 days following December 4, 1998 and (ii) options to purchase 104,000 shares of Class A Common Stock which are not yet vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since October 1, 1992, Vital Signs has provided certain management services to the Company and incurred certain out-of-pocket expenses on behalf of the Company. In January 1996, the Company paid Vital Signs approximately $82,000 for such services and costs incurred. Management believes that the fees incurred by the Company did not exceed fees that would have been charged by unrelated parties for similar services. Vital Signs provided legal services to the Company for a portion of the fiscal year ended August 31, 1998.

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

     Pursuant to an agreement, dated July 7, 1995, between Alliance and the Company the Alliance Agreement, Alliance satisfied a bank loan of the Company in the principal amount of $750,000 and in exchange the Company agreed to repay Alliance if the Company receives at least $23,040,000 in gross proceeds from the exercise of the Class B Warrants. In November 1995, Alliance loaned the Company $100,000, which loan bore interest at a rate of 9% per annum and was repaid in January 1996. In January 1996, Alliance agreed to arrange for the payment of $750,000 by certain of the Company's existing shareholders in connection with the Company's repurchase of rights under the HRT Agreement. A portion of such payment was made by Alliance.

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

     Irwin M. Rosenthal, a director, and Herbert Moskowitz, a former director of the Company, are partners of Alliance. Irwin M. Rosenthal is also a partner of Graham & James LLP, counsel to the Company.

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

10.1  1995 Stock Option Plan of the Company.**(1)

10.2 Form of Indemnification Agreement to be entered into between the Company and each officer and Director of the Company.(1)

10.3 Employment Agreement, dated as of June 11, 1991 between the Company and Frank DeBernardis, as extended and amended.**(1)

10.4 Employment Agreement, dated as of June 11, 1991 between the Company and David Vilkomerson, as extended and amended.**(1)

10.5 Letter Agreement, dated as of May 12, 1995, between the Company and Daniel Mulvena.**(1)

10.6 Form of Medical Advisory Agreement between the Company and Dr. Kurt Isselbacher.**(1)

10.7  Form of Consulting Agreement between the Company and Daniel Mulvena.**(1)

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

10.21 Second Amendment to Lease effective April 1, 1996 by and between the Company and BGS Realty.(5)

10.22 Distribution Agreement, effective as of April 1, 1997, by and between the Company and Medison.(6)

10.23 License and Development Agreement, dated as of October 29, 1997, by and between the Company and Medtronic.(7)

10.24 Agreement, dated October 30, 1997, by and between the Company and Alliance.(8)

10.25 Employment Agreement, dated as of March 10, 1998, between the Company and David Vilkomerson.*(9)

24    Power of Attorney (included in signature page hereto).*

27    Financial Data Schedule.*

-------------
*    Filed herewith.

**   A management contract or compensatory plan or arrangement.

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

(6) Incorporated by reference to Exhibit 10.22 of the Company's Form 10-QSB for the quarter ended May 31, 1997.

(7) Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated October 31, 1997.

(8) Incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated October 31, 1997.

(9) Incorporated by reference to Exhibit 10.25 of the Company's Form 10-QSB for the quarter ended February 28, 1998.

(b)  Reports on Form 8-K

     During the quarter ended August 31, 1998, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ECHOCATH, INC.

                                 By:    /s/ Frank A.  DeBernardis
                                     -------------------------------------------
                                     Frank A. DeBernardis, Chief Executive
                                     Officer and President (principal executive
                                     officer and principal financial and
                                     accounting officer)

                                 December 14, 1998

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

 Signature                              Title                       Date
 ---------                              -----                       ----
  /s/ Frank A.DeBernardis      Chief Executive Officer,       December 14, 1998
----------------------------   President and Director
   Frank A. DeBernardis        (principal executive offider
                               and principal financial and
                               accounting officer)

  /s/ David Vilkomerson        Executive Vice President and   December 14, 1998
----------------------------   Director
    David Vilkomerson

  /s/ Anthony J. Dimun          Treasurer and Director         December 14, 1998
----------------------------
    Anthony J. Dimun

  /s/ Irwin M. Rosenthal       Secretary and Director         December 14, 1998
----------------------------
   Irwin M. Rosenthal

  /s/ Daniel M. Mulvena        Chairman of the Board          December 14, 1998
----------------------------   and Director
    Daniel M. Mulvena

                  STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...........'r'
The trademark symbol shall be expressed as.....................'TM'
The service mark symbol shall be expressed as..................'sm'