Form 10QSB
period 1998-11-30
ECHOCATH INC
filed 1999-01-14
CIK 1000926

                           U.S. SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, DC 20549

                                        FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

               OR

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        Commission File Number:            0-27380
        EchoCath, Inc.
        ------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                  New Jersey                       22-3273101
------------------------------------------------   ----------------------------
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer
or Organization)                                    Identification No.)

                       P.O. Box 7224, Princeton, NJ 08543
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number......(609) 987-8400

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

                       YES          X        NO
                                  ------              ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON EQUITY                       OUTSTANDING AT JANUARY 14, 1999
----------------------                       -------------------------------
Class A common stock (No Par Value)                                2,352,078
Class B common stock (No Par Value)                                1,172,018


Transitional Small Business Disclosure Format (check one)

                       YES                    NO        X
                                 ------               -----

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

                                                                       Page
                                                                       ----
Item 1:   Financial Statements
Balance Sheets,
August 31, 1998 and November 30, 1998 (Unaudited)                         3

Statements of Operations for the three months ended
November 30, 1997 (Unaudited), and November 30, 1998 (Unaudited)          4

Statements of Cash Flows for the three months ended
November 30, 1997 (Unaudited), and November 30, 1998 (Unaudited)          5

Notes to Financial Statements                                        6 -  7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                          8 - 10

Signatures                                                               11

Item 1: Financial Statements

                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                 August 31, 1998   November 30, 1998
                                                                 ---------------   -----------------
                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                        $    256,234        $    223,752
  Accounts receivable                                                     4,905                  --
  Inventory                                                             189,121             185,706
  Prepaid expenses                                                      106,449              96,817
                                                                   ------------        ------------
                Total current assets                                    556,709             506,275
  Furniture, equipment and leasehold improvements, net                  254,180             236,969
  Intangible assets, net                                                282,145             285,160
  Other assets                                                           19,731              20,583
                                                                   ------------        ------------
                                                                   $  1,112,765        $  1,048,987
                                                                   ============        ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                                    $    540,000        $  1,065,000
  Accounts payable                                                       71,061             115,315
  Accrued expenses                                                      550,299             606,956
  Obligations under capital leases, less current portion                 16,069              13,854
                                                                   ------------        ------------
                Total current liabilities                             1,177,429           1,801,125
Obligations under capital leases                                         22,398              19,630
Other liabilities                                                       149,244             164,675
                                                                   ------------        ------------
                Total liabilities                                     1,349,071           1,985,430
                                                                   ------------        ------------
Stockholders' deficit:
  Preferred stock, no par value, 5,000,000 shares authorized;
    280,000 shares of Series B cumulative convertible issued and outstanding, senior in liquidation to Class A and Class B
    common stock, (liquidation value $1,400,000)                      1,393,889           1,393,889
  Class A common stock, no par value, 18,500,000 shares
    authorized; 2,352,430 issued and outstanding as of
    November 30, 1998 and 2,332,078 as of August 31, 1998             7,248,219           7,248,757
  Class B common stock, no par value, 1,500,000 shares
    authorized; 1,172,018 shares issued and outstanding,
    327,982 shares retired and transferred to Class A shares;
    convertible into one share of Class A common stock                4,023,470           4,023,470
  Accumulated deficit                                               (12,901,884)        (13,602,559)
                                                                   ------------        ------------
                Total stockholders' deficit                            (236,306)           (936,443)
                                                                   ------------        ------------
                                                                   $  1,112,765        $  1,048,987
                                                                   ============        ============




See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED NOVEMBER 30, 1997 AND
                                NOVEMBER 30, 1998
                                   (UNAUDITED)

                                                         1997              1998
                                                         ----              ----
REVENUE:
License fees                                       $  800,000        $       --
Product sales                                              --            15,719
                                                   ----------        ----------
Cost of sales                                              --             7,725
                                                   ----------        ----------
Gross profit                                          800,000             7,994

Operating expenses:
R&D                                                   341,392           389,734
Marketing and G&A                                     456,865           283,555
                                                   ----------        ----------
Total operating expenses                              798,257           673,289
                                                   ----------        ----------

Profit (Loss) from operations                           1,743          (665,295)

Net interest expense                                     (645)          (16,480)
                                                   ----------        ----------
Net income (loss)                                  $    1,098        $ (681,775)
                                                   ==========        ==========

Basic and diluted net income (loss) per share      $        0        $     (.25)
Weighted average shares outstanding                 2,414,897         2,691,096




See accompanying notes to financial statements.

                                 EchoCath, Inc.
                            Statements of Cash Flows
                  Three Months ended November 30, 1997 and 1998
                                   (Unaudited)

                                                                            1997          1998
                                                                            ----          ----
Cash flows from operating activities:
  Net profit (loss) to common stockholders                           $     1,098     $(681,775)
      Adjustments to reconcile net profit (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                    27,931        29,140
         Change in operating assets & liabilities:
             Decrease in trade accounts receivable                            --         4,905
             (Increase) decrease in inventory                             (1,218)        3,415
             Decrease in prepaid expenses and other current assets        19,164         9,632
             Decrease in other assets                                         --           773
             (Decrease) increase in accounts payable                     (10,215)       59,594
             (Decrease) increase in accrued expenses                     (29,483)       58,594
             Increase (decrease) in other liabilities                     15,431        (3,469)
                                                                     -----------     ---------
                Net cash provided (used) in operating activities          22,708      (519,191)
                                                                     -----------     ---------

Cash flows from investing activities:
         Purchase of furniture, equipment and leasehold improvements     (10,248)       (6,056)
         Purchase of intangible assets                                   (22,444)       (8,890)
                                                                     -----------     ---------
                     Net cash used in investing activities               (32,692)      (14,946)
                                                                     -----------     ---------
Cash flows from financing activities:
         Principal payments on capital lease obligations                   2,234        (4,983)
         Net proceeds from initial public offering and
           over-allotment option and employee stock purchase plan            195           538
         Issuance of Class A common stock                              1,049,000            --
         Class B preferred dividends                                     (18,900)      (18,900)
         Net proceeds from IPA note                                           --       525,000
                                                                     -----------     ---------
                     Net cash provided by financing activities         1,032,529       501,655
                                                                     -----------     ---------

Net cash provided by (used in) cash and cash equivalents               1,022,545       (32,482)
Cash and cash equivalents, beginning of year                             788,933       256,234
                                                                     -----------     ---------

Cash and cash equivalents, end of period                             $ 1,811,478     $ 223,752
                                                                     ===========     =========

  Supplemental disclosure of cash flow information:
      Interest expense                                               $    14,546     $  19,018
                                                                     -----------     ---------

  Supplemental disclosure of noncash information:
      Equipment acquired under capital lease                         $     8,190     $      --
                                                                     ===========     =========

ECHOCATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A: GENERAL AND BUSINESS

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of EchoCath, Inc. (the "Company") believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 1998.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at November 30, 1997 and 1998 have been made.

The Company did not anticipate being profitable for fiscal year 1998, therefore a provision for income tax was not established for the first quarter.

NOTE B:

Inventories are summarized as follows:

                               August 31, 1998       November 30, 1998
                               ---------------       -----------------
Raw Materials                       $   96,659        $  104,748
Work in Process                         15,605            11,178
Finished Goods                          76,857            69,780
                                    ----------        ----------
                                    $  189,121        $  185,706
                                    ==========        ==========

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

NOTE D:
License Agreements with Medtronic, Inc.

On December 30, 1996 the Company announced that it entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. Under the agreement the Company expects to receive a series of payments totaling $950,000 after the completion of certain milestones. The Company has received no licensing revenue to date under this agreement. The total payments to the Company under the December 1996 Medtronic Agreement are $200,000 as of December 31, 1998. The Company is currently in negotiations with Medtronic, Inc. concerning the terms and conditions of this agreement.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company expects to receive development milestone payments up to $700,000. The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment nor has it earned any royalties to date under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of November 30, 1998 the Company has $132,300 of accrued preferred stock dividends which is included as a component of the accrued liabilities on the accompanying Balance Sheet.


On October 30, 1997, the Company announced it had reached a second definitive licensing and development agreement with Medtronic, Inc. Pursuant to the terms of the October 1997 Medtronic Agreement, the Company, granted Medtronic (i) a worldwide exclusive license to make, have made, use sell and have sold products utilizing the Company's ColorMark and EchoMark technologies in guiding devices during cardiothoracic surgical procedures: and (ii) the exclusive right and option at any time within six (6) months of the effective date of the October 1997 Medtronic Agreement, to acquire a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding device during cardiothoracic surgical procedures.

In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000, which amount included, (i) $800,000 paid to the Company in upfront licensing fees and (ii) $1,000,000 from the purchase of 363,636 restricted shares of the Company's Class A common stock, no par value (the "Class A common stock"), issued to Medtronic Asset Management, Inc., a wholly-owned subsidiary of Medtronic. Additionally, the Company may receive minimum annual royalties from Medtronic upon product commercialization.

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

NOTE F:
Earnings Per Share

Basic loss per share is based on net loss for the relevant period, divided by the weighted average number of shares outstanding during the period. Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during that period. Common share equivalents, such as outstanding stock options, are not included in the calculation since the effect would be antidilutive.

NOTE G:
Convertible Debentures

The Company issued two convertible debentures to Investment Partners of America, L.P. (IPA), a New Jersey limited partnership in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27,1998. The first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. The debentures pay 6.5% interest and mature six months from the date of issuance. The debentures are convertible into shares of the Company's Class A common stock at the then current market price, but not greater than $2.00 per share and no less than $1.00 per share. The shares of

Class A common stock issuable upon conversion of the debentures carry price protection in that the holders of such shares will receive additional shares equal to the price difference if the Company sells shares to a third party at a price less than the conversion price. In addition, an affiliate of IPA received a six-month consulting agreement with the Company for $5,000 monthly on October 27, 1998.

NOTE H:
Comprehensive Income

On June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 for the quarter ended November 30, 1998. Comprehensive income (loss) for the three month period ended November 30, 1998 and November 30, 1997 was $(681,775) and net income $1,098 respectively.


NOTE I:
LIQUIDITY AND CAPITAL RESOURCES

Need For Additional Financing

The Company will require substantial additional financing in the future to fully implement its proposed business plan. Former sources of capital are not obligated, but may contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company. While it anticipates funding from various sources, there can be no assurances that additional financing will be available on terms favorable or acceptable to the Company, if at all. In addition, if the convertible debentures issued to Investments Partners of America, L.P. are not converted the Company will have to repay such debentures in March and April 1999 (see Note G). The Company believes that additional cash resources should be available either through financing provided by the completion of license agreements and strategic alliances, and if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expense. The Company entered into an option agreement on January 11, 1999 with another Company that is interested in licensing certain of its technology. The term of the option is three months and the consideration received for the option was $100,000. However, the Company's current cash balance is only sufficient to meet its cash requirements through the end of January 1999 and is therefore in need of immediate additional funds. Failure to obtain such additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operation.


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

GENERAL

Certain statements in this Report on Form 10-QSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurances of success; need for additional financing; uncertainty of market acceptance; reliance on collaborative agreements; competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience; limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of FDA and other government regulations; limitations on third party reimbursement; potential adverse impact of anti-remuneration laws; potential product liability; risk of loss in lawsuit; risk of low prices stocks; and other factors referenced in this Report. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "estimates," "projects," "believes," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
Three Months Ended November 30, 1998 and 1997

Revenue:

The Company had revenues of $15,719 from product sales for the quarter ended November 30, 1998 and had revenues of $800,000 for the quarter ended November 30, 1997, all of which were from license fees.

The Company had cost of sales of $7,725 for the quarter ended November 30, 1998 and no cost of sales associated with the license fees for the quarter ended November 30, 1997.

Research and Development:

Research and Development expenses increased $48,342 or 14.2% during the three months ended November 30, 1998 because of a reallocation of facilities space and payroll and a large increase in materials and this increase in expenditures was partially offset by a decrease related to a computer conversion in the quarter ended November 30, 1997.

Selling, General and Administrative:

Selling, General and Administrative expenses decreased $173,310 or 37.9% during the three months ended November 30, 1998 because of a large decrease in legal expenses. The November 30, 1997 quarter included legal expenses for the EP MedSystems litigation, satisfying listing requirements on the NASDAQ Small Cap Market, a license agreement with Medtronic, and an agreement with Alliance Partners to reclassify a contingent liability to permanent capital. The Company also recognizes $49,000 of compensation associated with the issuance of Class A common stock to Alliance Partners in the quarter ended November 30, 1997. The reclassification of certain payroll and facility expenses in the quarter ended November 30, 1998 contributed to the decline in Selling, General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Need For Additional Financing

The Company will require substantial additional financing in the future to fully implement its proposed business plan. Former sources of capital are not obligated, but may contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company. While it anticipates funding from various sources, there can be no assurances that additional financing will be available on terms favorable or acceptable to the Company, if at all. In addition, if the convertible debentures issued to Investment Partners of America, L.P. are not converted the Company will have to repay such debentures in March and April 1999 (see note G). The Company believes that additional cash resources should be available either through financing provided by the completion of license agreements and strategic alliances, and if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expense. The Company entered into an option agreement an January 11, 1999 with another Company that is interested in licensing certain of its technology. The term of the option is three months and the consideration received for the option was $100,000. However, the Company's current cash balance is only sufficient to meet its cash requirements through the end of January 1999 and is therefore in need of immediate additional funds. Failure to obtain such additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operations.

     Year 2000 Compatibility. The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or systems failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the Year 2000 approaches. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings - None

Item 2: Changes in Securities and Use of Proceeds - None

Item 3: Defaults Upon Senior Securities - None

Item 4: Submission of Matters to a Vote of Security Holders - None

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

a)      27)    Financial Data Schedule
b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 14, 1999

                                    EchoCath, Inc.
                                    ----------------------
                                    (Registrant)

                                By:  /s/ Frank DeBernardis
                                    -----------------------
                                         Frank DeBernardis
                                         President, Chief Executive Officer,
                                         Principal Financial and Accounting
                                         Officer

                            STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as ...................'r'