Form 10QSB
period 1999-02-28
ECHOCATH INC
filed 1999-04-19
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                  OR

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         Commission File Number :           0-27380

                                 ECHOCATH, INC.
         --------------------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter)

      New Jersey                                          22-3273101
-----------------------------              ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


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

                      YES             X           NO
                                  --------                 -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS OF COMMON EQUITY                              OUTSTANDING AT APRIL 14, 1999
Class A common stock (No Par Value)                                    2,352,018
Class B common stock (No Par Value)                                    1,172,018

Transitional Small Business Disclosure Format (check one)

                       YES                         NO          X

                                   --------                 -------

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1:           Financial Statements                                  Page

Balance Sheets,
August 31, 1998 and February 28, 1999 (Unaudited)                       3

Statements of Operations for the three months ended
February 28, 1998 (Unaudited), and February 28, 1999 (Unaudited)        4

Statements of Operations for the six months ended
February 28, 1998 (Unaudited), and February 28, 1999 (Unaudited)        5

Statements of Cash Flows for the six months ended
February 28, 1998 (Unaudited), and February 28, 1999 (Unaudited)        6

Notes to Financial Statements                                           7 - 9

Item 2:           Management's Discussion and Analysis of Financial

                  Condition and Results of Operation                    10 - 12


Signatures                                                              13

ITEM 1: FINANCIAL STATEMENTS

                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   August 31, 1998      February 28, 1999

                                                                                                              (Unaudited)

Current assets:

   Cash and cash equivalents                                                       $  256,234               $  94,291
   Accounts receivable                                                                  4,905                  65,000
   Inventory                                                                          189,121                 174,873
   Prepaid expenses                                                                   106,449                  70,028
                                                                                      -------                  ------
                   Total current assets                                               556,709                 404,192
   Furniture, equipment and leasehold improvements, net                               254,180                 228,000
   Intangible assets, net                                                             282,145                 280,387
   Other assets                                                                        19,731                  19,322
                                                                                       ------                  ------
                                                                                   $1,112,765               $ 931,901
                                                                                   ==========               =========


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Notes payable                                                                    $ 540,000              $ 1,065,000
   Accounts payable                                                                    71,061                  151,754
   Deferred Income                                                                         --                  165,000
   Accrued expenses                                                                   550,299                  735,800
   Obligations under capital leases, less current portion                              16,069                   17,863
                                                                                    ---------                ---------
                   Total current liabilities                                        1,177,429                2,135,417
Obligations under capital leases                                                       22,398                   32,375
Other liabilities                                                                     149,244                  176,758
                                                                                    ---------                ---------
                   Total liabilities                                                1,349,071                2,344,550
                                                                                    ---------                ---------
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of
     Series B cumulative convertible issued and outstanding, senior in liquidation to Class A and Class B common
     stock, (liquidation value $1,400,000)                                          1,393,889                1,393,889
   Class A common stock, no par value, 18,500,000 shares authorized;
     2,352,430 issued and outstanding as of February 28, 1999 and 2,332,078
     as of August 31, 1998                                                          7,248,219                7,248,834
   Class B common stock, no par value, 1,500,000 shares authorized;
     1,172,018 shares issued and outstanding, 327,982 shares retired and transferred to Class A shares; convertible into one share of Class A
     common stock                                                                   4,023,470                4,023,470
   Accumulated deficit                                                            (12,901,884)             (14,078,842)
                                                                                  -----------              -----------
                   Total stockholders' deficit                                       (236,306)              (1,412,649)
                                                                                  -----------              -----------
                                                                                  -----------              -----------
                                                                                 $  1,112,765             $    931,901
                                                                                 ============              ===========



See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED FEBRUARY 28, 1998 AND
                                FEBRUARY 28, 1999
                                   (UNAUDITED)

                                                 1998                  1999
REVENUE:

License fees                           $            --            $  165,000
Product sales                                       --                 8,040
                                            ----------            ----------
Total revenue                                       --               173,040
Cost of sales                                       --                 7,574
                                            ----------            ----------
Gross profit                                        --               165,466


Operating expenses:
Research & Development                         355,107               329,086
Marketing and G&A                              422,566               272,697
                                            ----------            ----------
Total operating expenses                       777,673               601,783
                                            ----------            ----------

Loss from operations                          (777,673)             (436,317)

Net interest income (expense)                    3,865              (21,066)
                                            ----------            ----------
Net loss                                      (773,808)             (457,383)
                                            ----------            ----------

Preferred dividends                             18,900                18,900
                                            ----------            ----------
Net loss to common stockholders            $ (792,708)            $(476,283)
                                           ===========            ==========

Basic and diluted net (loss) per share      $   (0.30)             $  (0.18)
Weighted average shares outstanding          2,691,000             2,691,000




See accompanying notes to financial statements.

                                              ECHOCATH, INC.
                                         STATEMENT OF OPERATIONS
                                  SIX MONTHS ENDED FEBRUARY 28, 1998 AND
                                            FEBRUARY 28, 1999
                                               (UNAUDITED)


                                                1998                       1999
REVENUE:

License fees                               $ 800,000                  $ 165,000
Product sales                                     --                     23,759
                                          ----------                 ----------
Total revenue                                800,000                    188,759
Cost of sales                                     --                     15,299
                                          ----------                 ----------
Gross profit                                 800,000                    173,460


Operating expenses:
Research & Development                       696,499                    718,820
Marketing and G&A                            879,431                    556,252
                                          ----------                 ----------
Total operating expenses                   1,575,930                  1,275,072
                                          ----------                 ----------

Loss from operations                       (775,930)                (1,101,612)

Net interest income (expense)                 3,220                    (37,546)
                                          ----------                 ----------
Net loss                                   (772,710)                 (1,139,158)
                                          ----------                 ----------

Preferred dividends                           37,800                     37,800
                                          ----------                 ----------
Net loss to common stockholders           $(810,510)               $(1,176,958)
                                          ==========               ============


Basic and diluted earnings per share       $  (0.32)                  $  (0.44)

Weighted average shares of Common Stock    2,559,000                  2,691,000






See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1999
                                   (UNAUDITED)

                                                                                              1998              1999
Cash flows from operating activities:

   Net loss                                                                       $      (772,710)      $ (1,139,158)
       Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                                   59,346            56,219
           Change in operating assets & liabilities:
                Increase in trade accounts receivable                                          --            (60,095)
                (Increase) decrease in inventory                                             (584)           14,248
                Decrease in prepaid expenses and other current assets                      30,322            34,547
                Decrease in deferred financing costs                                           --             1,875
                Increase (decrease) in other assets                                          (425)              409
                Increase in accounts payable                                                1,792            86,587
                Increase in accrued expenses                                               26,966           382,408
                Increase (decrease) in other liabilities                                   30,862            (3,469)
                                                                                        ---------         ---------
                          Net cash used in operating activities                          (624,431)         (626,429)
                                                                                        ---------         ---------

Cash flows from investing activities:

           Purchase of furniture, equipment and leasehold improvements                    (27,725)          (19,393)
           Purchase of intangible assets                                                  (29,841)           (8,890)
                                                                                         --------          --------
                          Net cash used in investing activities                           (57,566)          (28,283)
                                                                                         --------          --------

Cash flows from financing activities:

           Principal payments on capital lease obligations                                (4,080)             4,954
           Proceeds from employee stock purchase plan                                         223               615
           Issuance of Class A common stock                                             1,049,000                --
           Class B preferred dividends                                                   (37,800)           (37,800)
           Proceeds from IPA note                                                             --            525,000
                                                                                       ----------        ----------
                          Net cash provided by financing activities                     1,007,343           492,769
                                                                                       ----------        ----------

                                                                                           325,346         (161,943)

Cash and cash equivalents, beginning of year                                               788,933          256,234
                                                                                       -----------       -----------

Cash and cash equivalents, end of period                                               $ 1,114,279     $      94,291
                                                                                       ===========     =============

   Supplemental disclosure of cash flow information:

       Interest expense                                                                 $  29,883         $  41,081
                                                                                        ---------         ---------

   Supplemental disclosure of noncash information:

       Equipment acquired under capital lease                                            $  8,190         $  13,337
                                                                                         ========         =========



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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at February 28, 1998 and 1999 have been made.

NOTE B:

Inventories are summarized as follows:


                                  August 31, 1998          February 28, 1999
                                  ---------------          -----------------
Raw Materials                         $    96,659              $      96,769
Work in Process                            15,605                     11,508
Finished Goods                             76,857                     66,596
                                          -------                     ------
                                      $   189,121              $     174,873
                                          =======                    =======

NOTE C:
SALE OF TAX BENEFITS

As of February 1, 1999, The Company sold $220,000 of New Jersey tax benefits to a related party for $165,000 under the New Jersey Technology Business Tax
Certificate Program. The transaction is subject to final regulations and the issuance of the Tax Certificate. As a result, the $165,000 is reflected as deferred income.

NOTE D:
LICENSE AGREEMENTS

On December 30, 1996 the Company announced that it entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark'r' and ColorMark'r' proprietary technologies for certain medical procedures. The total payments to the Company under the December 1996 Medtronic Agreement have been $265,000, including a payment of $65,000 pursuant to a termination agreement in February 1999.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line.
The Company expects to receive development milestone payments of up to $300,000.
The milestones include the testing of a limited series of patients, system capability demonstration, and the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment but it has earned minimum royalties of $30,000 per quarter starting with the calendar quarter beginning January 1999 under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of February 28, 1999 the Company has $151,200 of accrued preferred stock dividends, which is included as a component of accrued liabilities on the accompanying
Balance Sheet.

On October 30, 1997, the Company announced it had reached a second definitive licensing and development agreement with Medtronic, Inc. Pursuant to the terms of the October 1997 Medtronic Agreement, the Company granted Medtronic (i) a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's ColorMark and EchoMark technologies in guiding devices during cardiothoracic surgical procedures: and
(ii) the exclusive right and option at any time within six (6) months of the effective date of the October 1997 Medtronic Agreement, to acquire a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding device during cardiothoracic surgical procedures. This option expired on December 31, 1998 after the granting of several extensions after the initial six months.

In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000, which amount included, (i) $800,000 paid to the Company in upfront licensing fees and (ii)
$1,000,000 from the purchase of 363,636 restricted shares of the Company's Class
A common stock, no par value (the "Class A common stock"), issued to Medtronic
Asset Management, Inc., a wholly-owned subsidiary of Medtronic. Additionally, the Company may receive minimum annual royalties from Medtronic upon product commercialization. The Company has received $250,000 payment for the completion of "Concept Design Validation" for the EchoFlow instrument under this agreement.

The Company entered into an option agreement on January 11, 1999 with another company for the licensing of certain technology. The term of the option is three months and the consideration received for the option was $100,000. The Company has extended the option for 30 days to May 14, 1999 at an additional consideration of $30,000.

The Company entered into an option agreement on April 16, 1999 with another company for the licensing of certain technology. The term of the option is three months with three monthly extensions and the consideration received for the option was $35,000 for the option and $10,000 for each monthly extension.


NOTE E :
EARNINGS PER SHARE

Basic and dilutive loss per share is based on net loss for the relevant period, adjusted for cumulative Series B preferred stock dividends of $37,800 and $18,900 for the six and three month periods ended February 28,1999 and 1998, respectively, divided by the weighted average number of shares outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effects would be antidilutive for all periods presented.

NOTE F :
CONVERTIBLE DEBT

The Company issued two convertible debentures to Investment Partners of America, L.P. (IPA), a New Jersey limited partnership in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27,1998. The first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. The debentures pay 6.5% interest and mature six months from the date of issuance.
The debentures are convertible into shares of the Class A common stock at the then current market price, but not greater than $2.00 per share and no less than $1.00 per share. The shares of Class A common stock issuable upon conversion of the debentures carry price protection in that the holders of such shares will receive additional shares equal to the price difference if the Company sells shares to a third party at a price less than the conversion price. In addition, an affiliate of IPA received a six-month consulting agreement with the Company for $5,000 monthly on October 27, 1998. The maturity dates of the debentures have been extended to May 21, 1999.

To obtain cash needed to fund the Company's payroll and other administrative expenses, the Company borrowed $30,000 from Fairview Development Fund. The loan bears interest at 14% per annum and is due and payable on April 30, 1999.
The loan is to be collateralized by 125,000 shares of newly-issued Class A
Common Stock of the Company.

NOTE G :
COMPREHENSIVE INCOME

Effective October 1, 1998, the company adopted Statement of financial Accounting
Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three and six months ended February 28, 1998 and 1999. The net loss of $774,000 and $457,000 recorded for the three months ended February 28, 1998 and 1999 and the net loss of $773,000 and $1,139,000 recorded for the six months ended February 28, 1998 and 1999, respectively, is equal to the comprehensive loss for those periods.

NOTE H :
NEED FOR ADDITIONAL FINANCING

The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company will require substantial additional financing in the immediate future to fully implement its proposed business plan. Former sources of capital are not obligated, but may contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurances that additional financing will be available on terms favorable or acceptable to the Company, if at all. In addition, if the convertible debentures issued to Investment
Partners of America, L.P. are not converted, the Company will have to repay such debentures in May 1999. Unless the Company obtains additional financing provided by a private placement, the completion of license agreement and strategic alliances, the Company will not have sufficient funds to repay such debentures. The Company does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond April 1999. Failure to obtain such additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

GENERAL

Certain statements in this Report on Form 10-QSB ("Report") under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operation" and elsewhere constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: limited commercial operations; no assurances of success; need for additional financing;
uncertainty of market acceptance; reliance on collaborative agreements;
competition and rapid technological change; failure to receive or delays in receiving regulatory approval; limited manufacturing and assembly experience;
limited marketing and sales experience; dependence upon, and need for, key personnel; uncertain protection of patent and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity;
industry trends; demographic changes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; potential adverse impact of FDA and other government regulations;
limitations on third party reimbursement; potential adverse impact of anti-remuneration laws; potential product liability; risk of loss in lawsuit;
risk of low-priced stocks; and other factors referenced in this Report and described in the Company's Report on Form 10-KSB for the fiscal year ended
August 31, 1998. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends,"
"estimates," "projects," "believes," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.








RESULTS OF OPERATIONS
Six Months Ended February 28, 1999 and 1998

REVENUES:

The Company had revenues of $188,759 which included $23,759 of product sales and $165,000 of license fees for the six months ended February 28, 1999 as compared to license revenues of $800,000 for the six months ended February 28, 1998.

The Company had cost of sales of $15,299 for the six months ended February 28, 1999 as compared to no cost of sales associated with the license fees for the six months ended February 28, 1998.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $22,321 or 3.2% from $696,499 during the six months ended February 28, 1998 to $718,820 during the six months ended
February 28, 1999 because of an increased allocation of facilities space and payroll, which was partially offset by a decrease related to a computer conversion in the six months ended February 28, 1998.

MARKETING, GENERAL AND ADMINISTRATIVE:

Marketing, General and Administrative expenses decreased $323,179 or 36.7% from $879,431 during the six months ended February 28, 1998 to $556,252 during the six months ended February 28, 1999 because of a large decrease in legal expenses. The February 28, 1998 six months included legal expenses for the EP
MedSystems litigation, satisfying listing requirements on the NASDAQ Small Cap
Market, a license agreement with Medtronic, and an agreement with Alliance
Partners to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation associated with the issuance of Class A common stock to Alliance Partners in the quarter ended February 28, 1998. The decreased allocations of certain payroll and facility expenses in the six months ended February 28, 1999 contributed to the decline in Marketing, General and Administrative expenses. All of this was partially offset by an increase in legal expenses related to financing activities.

RESULTS OF OPERATIONS
Three Months Ended February 28, 1999 and 1998

REVENUES:

The Company had revenues of $173,040 which included $8,040 of product sales and $165,000 of license fees for the three months ended February 28, 1999 as compared to no revenue for the three months ended February 28, 1998.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $26,021 or 7.3% from $355,103 during the three months ended February 28, 1998 to $329,085 during the three months ended February 28, 1999 because of a decrease in materials purchased and consultant fees that was partially offset by an increased allocation of facilities space and payroll.








MARKETING, GENERAL AND ADMINISTRATIVE:

Marketing, General and Administrative expenses decreased $144,868 or 35.5% during the three months ended February 28, 1999 because of a large decrease in legal expenses. The February 28, 1998 three months included legal expenses for EP MedSystems litigation and satisfying listing requirements on the NASDAQ Small
Cap Market. The decreased allocation of certain payroll and facility expenses in the three months ended February 28, 1999 contributed to the decline in Marketing, General and Administrative expenses. All of this was partially offset by an increase in cost related to the initiation of a private placement.

LIQUIDITY AND CAPITAL RESOURCES

NEED FOR ADDITIONAL FINANCING

At February 28, 1999, the Company had a working capital deficiency of $1,731,225. Subsequent to that date, the Company obtained $30,000 from the extension of an option and an additional $30,000 from a short-term working capital loan. See Notes D and F to the Consolidated Financial Statements, respectively. Certain outstanding debentures having an aggregate principal amount of $525,000 become due in May 1999. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond April 1999. Although the Company is presently seeking additional financing, there can be no assurance that such financing will be obtained within the necessary time frame on terms acceptable to the Company, or at all. Failure to obtain additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operations.

YEAR 2000 COMPATIBILITY

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurance from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the year 2000 approaches. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.










PART II: OTHER INFORMATION
Item 1:  Legal Proceedings - None

Item 2:  Changes in Securities and Use of Proceeds - None

Item 3:  Defaults Upon Senior Securities - None

Item 4:  Submission of Matters to a Vote of Security Holders - None

Item 5:  Other Information - None

Item 6:  Exhibits and Reports on Form 8-K

a) Exhibits
     27      Financial Data Schedule
b)   Reports on Form 8-K-None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 19, 1999

                                 EchoCath, Inc.
                                 ----------------------------
                                 (Registrant)

                             By:  /s/ Frank DeBernardis
                                      -----------------------------------
                                      Frank DeBernardis
                                      President, Chief Executive Officer,
                                      Principal Financial and Accounting
                                      Officer


                        STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...................... 'r'