Form 10QSB
period 1999-05-31
ECHOCATH INC
filed 1999-07-15
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

       OR

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     Commission File Number :           0-27380
                                     ECHOCATH, INC.
     -------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

                    New Jersey                                                            22-3273101
 -----------------------------------------------                                --------------------------------------
(State or Other Jurisdiction of Incorporation or                                (I.R.S. Employer Identification No.)
Organization)

                 P.O. Box 7224, Princeton, NJ 08543
---------------------------------------------------------------------------
               (Address of Principal Executive Offices)

             Issuer's Telephone Number. . .(609) 987-8400
             --------------------------------------------
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report


Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES             X           NO
                                         --------                 -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS OF COMMON EQUITY                        OUTSTANDING AT JULY 12, 1999
-----------------------------------           ----------------------------
Class A common stock (No Par Value)                              2,352,018
Class B common stock (No Par Value)                              1,172,018

Transitional Small Business Disclosure Format (check one)

                            YES                         NO          X
                                         --------                 -------

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1:           Financial Statements                                          Page
                                                                                ----
Balance Sheets,
August 31, 1998 and May 31, 1999 (Unaudited)                                    3

Statements of Operations for the three months ended
May 31, 1998 (Unaudited), and May 31, 1999 (Unaudited)                          4

Statements of Operations for the nine months ended
May 31, 1998 (Unaudited), and May 31, 1999 (Unaudited)                          5

Statements of Cash Flows for the nine months ended
May 31, 1998 (Unaudited), and May 31, 1999 (Unaudited)                          6

Notes to Financial Statements                                                   7 - 9

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                            9 - 11


Signatures                                                                      12

ITEM 1: FINANCIAL STATEMENTS

                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   August 31, 1998           May 31, 1999
                                                                                   ---------------           ------------
                                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                           $  256,234            $   209,240
   Accounts receivable                                                                      4,905                 ------
   Inventory                                                                              189,121                172,612
   Prepaid expenses                                                                       106,449                 32,967
                                                                                          -------                ------
                   Total current assets                                                   556,709                414,819
   Furniture, equipment and leasehold improvements, net                                   254,180                206,288
   Intangible assets, net                                                                 282,145                277,771
   Debt issuance cost                                                                      ------                173,000
   Other assets                                                                            19,731                 19,322
                                                                                          -------              ---------
                                                                                       $1,112,765             $1,091,000
                                                                                       ==========              =========


                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                                       $ 540,000            $ 1,065,000
   Accounts payable                                                                       71,061                101,393
   Deferred income                                                                        ------                200,000
   Accrued expenses                                                                      550,299                722,080
   Obligations under capital leases, less current portion                                 16,069                 17,863
                                                                                       ---------              ----------
                   Total current liabilities                                           1,177,429              2,106,336
6.5% Convertible Notes                                                                    ------                558,094
Obligations under capital leases                                                          22,398                 21,799
Other liabilities                                                                        149,244                147,850
                                                                                       ----------             ---------
                   Total liabilities                                                   1,349,071              2,834,079
                                                                                       ----------             ---------
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized;
     280,000 shares of Series B cumulative convertible issued and outstanding, senior in liquidation to Class A and Class B common
     stock, (liquidation value $1,400,000)                                             1,393,889              1,393,889
   Class A common stock, no par value, 18,500,000 shares authorized;
     2,352,078 issued and outstanding as of May 31, 1999 and
     2,332,078 as of August 31, 1998                                                   7,248,219              7,421,834
   Class B common stock, no par value, 1,500,000 shares authorized;
     1,172,018 shares issued and outstanding, 327,982 shares retired and transferred to Class A shares; convertible into one share of Class A
     common stock                                                                      4,023,470              4,023,470
   Accumulated deficit                                                               (12,901,884)           (14,582,072)
                                                                                     ------------           ------------
                   Total stockholders' deficit                                          (236,306)            (1,742,879)
                                                                                     -----------            ------------
                                                                                     $ 1,112,765             $1,091,200
                                                                                     ===========            ============




See accompanying notes to financial statements.

                                                  ECHOCATH, INC.
                                              STATEMENT OF OPERATIONS
                                        THREE MONTHS ENDED MAY 31, 1998 AND
                                                   MAY 31, 1999
                                                    (UNAUDITED)

                                                                          1998                1999
REVENUE:
License fees                                                          $   254,414           $  110,000
Product sales                                                              16,080                1,438
                                                                      -----------           ----------
Total revenue                                                             270,494              111,438
Cost of sales                                                              10,696                  404
                                                                      -----------           ----------
Gross profit                                                              259,798              111,034

Operating expenses:
Research & Development                                                    242,064              329,130
Marketing and G&A                                                         324,694              241,564
                                                                      -----------           ----------
Total operating expenses                                                  566,758              570,694
                                                                      -----------           ----------

Loss from operations                                                     (306,960)            (459,660)

Net interest income (expense)                                              (3,255)             (24,669)
                                                                       -----------           ----------
Net loss                                                                 (310,215)            (484,329)
                                                                       -----------           ----------

Preferred dividends                                                        18,900               18,900
                                                                      -----------           ----------
Net loss to common stockholders                                       $  (329,115)          $ (503,229)
                                                                      ===========           ==========

Basic and diluted net (loss) per share                                $     (0.12)          $    (0.19)
Weighted average shares outstanding                                     2,690,636            2,691,000





See accompanying notes to financial statements.

                                                  ECHOCATH, INC.
                                              STATEMENT OF OPERATIONS
                                        NINE MONTHS ENDED MAY 31, 1998 AND
                                                   MAY 31, 1999
                                                    (UNAUDITED)

                                                                    1998                       1999
REVENUE:
License fees                                                 $ 1,054,414                $   275,000
Product sales                                                     16,080                     25,198
                                                             -----------                -----------
Total revenue                                                  1,070,494                    300,198
Cost of sales                                                     10,696                     15,703
                                                             -----------                -----------
Gross profit                                                   1,059,798                    284,495

Operating expenses:
Research & Development                                           938,563                  1,047,950
Marketing and G&A                                              1,204,125                    797,816
                                                             -----------                -----------
Total operating expenses                                       2,142,688                  1,845,766
                                                             -----------                -----------
Loss from operations                                          (1,082,890)                (1,561,271)

Net interest income (expense)                                        (35)                   (62,216)
                                                             -----------                -----------
Net loss                                                      (1,082,925)                (1,623,487)
                                                             -----------                -----------

Preferred dividends                                               56,700                     56,700
                                                             -----------                -----------
Net loss to common stockholders                              $(1,139,625)               $(1,680,187)
                                                             ===========                ===========


Basic and diluted earnings per share                           $   (0.44)                  $  (0.62)

Weighted average shares of Common Stock                        2,602,840                  2,691,000





See accompanying notes to financial statements.

                                                  ECHOCATH, INC.
                                             STATEMENTS OF CASH FLOWS
                                      NINE MONTHS ENDED MAY 31, 1998 AND 1999
                                                    (UNAUDITED)

                                                                                             1998              1999
Cash flows from operating activities:
   Net loss to common stockholders                                                    $(1,082,925)      $(1,623,487)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                   88,929            82,705
           Deferred income                                                                 ------           200,000
           Change in operating assets & liabilities:
                (Increase) decrease in trade accounts receivable                          (69,120)            4,905
                Decrease in inventory                                                       8,900            16,509
                Decrease in prepaid expenses and other current assets                      61,059            58,482
                (Increase) decrease in deferred financing costs                           (15,000)           15,000
                (Increase) decrease in other assets                                          (570)              409
                (Decrease) increase in accounts payable                                    (9,090)           62,437
                Increase in accrued expenses                                               14,304           146,377
                Increase (decrease) in other liabilities                                   46,294            (8,094)
                                                                                        ---------       -----------
                          Net cash used in operating activities                          (957,219)       (1,044,757)
                                                                                        ---------       -----------

Cash flows from investing activities:
           Purchase of furniture, equipment and leasehold improvements                    (28,646)          (19,393)
           Purchase of intangible assets                                                  (31,215)          (11,047)
                                                                                        ---------       -----------
                          Net cash used in investing activities                           (59,861)          (30,440)
                                                                                        ----------      -----------

Cash flows from financing activities:
           Principal payments on capital lease obligations                                (10,612)            1,194
           Proceeds from employee stock purchase plan                                         223               615
           Issuance of Class A common stock                                             1,049,000            ------
           Class B preferred dividends                                                    (56,700)          (56,700)
           Proceeds from IPA notes                                                            ---           525,000
           Net proceeds from 6.5% convertible notes                                           ---           558,094
                                                                                        ---------         ---------
                          Net cash provided by financing activities                       981,911         1,028,203
                                                                                        ---------         ---------
                          Net decrease in cash & cash equivalents                         (35,169)          (46,994)
Cash and cash equivalents, beginning of year                                              788,933           256,234
                                                                                        ---------         ---------

Cash and cash equivalents, end of period                                              $   753,764       $   209,240
                                                                                        =========         =========

   Supplemental disclosure of cash flow information:
       Interest expense                                                               $    44,424       $    66,394
                                                                                        ---------         ---------

   Supplemental disclosure of noncash information:
       Equipment acquired under capital lease                                         $     8,190       $    13,337
                                                                                        =========         =========

       Debt issuance cost of 6.5% converted notes                                       $       ---       $   173,000
                                                                                        =========         =========






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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at May 31, 1998 and 1999 have been made.

NOTE B:

Inventories are summarized as follows:

                                       August 31, 1998               May 31, 1999
                                       ---------------               ------------
Raw Materials                              $    96,659              $      96,230
Work in Process                                 15,605                     11,598
Finished Goods                                  76,857                     64,784
                                               -------                   --------
                                           $   189,121              $     172,612
                                               =======                   ========


NOTE C:
SALE OF TAX BENEFITS

As of February 1, 1999, The Company sold $220,000 of New Jersey tax benefits to a related party for $165,000 under the New Jersey Technology Business Tax Certificate Program. The transaction is subject to final regulations and the issuance of the Tax Certificate. As a result, the $165,000 is reflected as deferred income.

NOTE D:

LICENSE AGREEMENTS

On December 30, 1996 the Company announced that it entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark(R) and ColorMark(R) proprietary technologies for certain medical procedures. The total payments to the Company under the December 1996 Medtronic Agreement have been $265,000, including a payment of $65,000 pursuant to a termination agreement in February 1999.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may potentially receive development milestone payments of up to $150,000. Milestones include the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment but it has earned minimum royalties of $30,000 per quarter starting with calendar quarter beginning January 1999 under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of May 31, 1999, $50,000 of royalties due have been used to reduce accrued dividends. As of May 31, 1999 the Company has $120,100 of accrued preferred stock dividends, which is included as a component of accrued expenses on the accompanying
Balance Sheet.

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

The Company entered into an option agreement on January 11, 1999 with another company for the licensing of certain technology. The term of the option was three months and the consideration received for the option was $100,000. The Company extended the option to June 11, 1999 for additional consideration of $60,000, but did not renew the option beyond June 11, 1999. The option has now expired.

The Company entered into an option agreement on April 16, 1999 with another company for the licensing of certain technology. The term of the option is three months, and the consideration received for the option was $35,000 which has been deferred. The option may be extended at the election of the holder for up to three one-month periods upon payment to the Company of $10,000 per month.

NOTE E :
EARNINGS PER SHARE

Basic and dilutive loss per share is based on net loss for the relevant period, adjusted for cumulative Series B preferred stock dividends of $56,700 and $18,900 for the nine and three month periods ended May 31,1999 and 1998, respectively, divided by the weighted average number of shares outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effects would be antidilutive for all periods presented.

NOTE F :
CONVERTIBLE DEBT

The Company issued two convertible debentures to Investment Partners of America, L.P. (IPA), a New Jersey limited partnership in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27,1998 which are included in notes payable at May 31, 1999. The first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. The debentures pay 6.5% interest and mature six months from the date of issuance and will be extended to December 31, 1999 in the event that the placement agents for the offering described in Note G do not raise at least $1,500,000, or upon receipt of $1,500,000 of private placement proceeds in such offering, the debentures will convert into the same convertible notes as in such private placement. The debentures are convertible into shares of the Class A common stock at the then current market price, but not greater than $2.00 per share and no less than $1.00 per share. The shares of Class A common stock issuable upon conversion of the debentures carry price protection in that the holders of such shares will receive additional shares equal to the price difference if the Company sells shares to a third party at a price less than the conversion price. In addition, an affiliate of IPA received a six-month consulting agreement with the Company for $5,000 monthly on October 27, 1998. In the event that at least $1,500,000 of the proposed financing is complete, IPA will convert its existing $525,000 notes into the same convertible debt offering described in Note G.

NOTE G:
PRIVATE PLACEMENT FINANCING

On May 11 and May 14, 1999 and on July 8 and July 9, 1999, the Company conducted closings on an aggregate of $725,000 worth of securities as of May 31, 1999 the Company booked $650,000 less closing costs of $91,906, a portion of the Company's private placement offering to accredited investors. The offering is for a minimum of 16 units and a maximum of 80 units, each unit consisting of a 6 1/2% convertible promissory note in the principal amount of $25,000 and a three-year warrant to purchase 33,333 shares of Class A common stock of the Company. In connection with the warrants issued, the Company recorded debt issuance cost totaling $173,000. The warrants were valued at 20[c] per share using the Black-Scholes model. The discount will be amortized over the life of the debt. Beginning 90 days after the closing of the Offering, the notes are convertible into shares of Class A Common Stock at any time at the option of the holder, and at the option of the Company beginning one year after the closing of the private placement. The notes are convertible at the lesser of $0.75 per share or the market price at the time of conversion (but no less than $0.25 per share). The Company has agreed to use its best efforts to register the resale of the stock underlying the securities sold in the private placement.

NOTE H :
COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three and nine months ended May 31, 1998 and 1999. The net loss of $310,215 and $484,329 recorded for the three months ended May 31, 1998 and 1999 and the net loss of $1,082,925 and $1,623,487 recorded for the nine months ended May 31, 1998 and 1999, respectively, is equal to the comprehensive loss for those periods.

NOTE I :
NEED FOR ADDITIONAL FINANCING

At May 31, 1999 the Company had a working capital deficiency of $1,691,517. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond July 1999.

On May 11 and May 14, 1999 and on July 8 and July 9, 1999, the Company conducted closings on an aggregate of $725,000 worth of securities, a portion of the Company's private placement offering to accredited investors. The offering is for a minimum of 16 units and a maximum of 80 units, each unit consisting of a 6 1/2% convertible promissory note in the principal amount of $25,000 and a three-year warrant to purchase 33,333 shares of Class A common stock of the Company. Beginning 90 days after the closing of the Offering, the notes are convertible into shares of Class A Common Stock at any time at the option of the holder, and at the option of the Company beginning one year after the closing of the private placement. The notes are convertible at the lesser of $0.75 per share or the market price at the time of conversion (but no less than $0.25 per share). The Company has agreed to use its best efforts to register the resale of the stock underlying the securities sold in the private placement.

Although the Company is presently seeking additional financing, there can be no assurances that such financing will be obtained within the necessary time frame on terms acceptable to the Company, or at all. Failure to obtain additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operations.

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

RESULTS OF OPERATIONS

Nine Months Ended May 31, 1999 and 1998

REVENUES:

The Company had revenues of $300,198 which included $275,000 of license fees and $25,198 of product sales for the nine months ended May 31, 1999 as compared to license fees of $1,054,414 and product sales of $16,080 for the nine months ended May 31, 1998. The nine months ended May 31, 1998 included the payment of $1,054,414 of license fees paid by Medtronic, Inc. described in Note D.

The Company had cost of sales of $15,703 for the nine months ended May 31, 1999 as compared to $10,696 for the nine months ended May 31, 1998.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $109,387 or 11.7% from $938,563 to $1,047,950 during the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998, because of an increased allocation of facilities space and payroll, which increase was partially offset by a decrease related to expenditures made to upgrade the Company's computer system during the nine months ended May 31, 1998.

MARKETING, GENERAL AND ADMINISTRATIVE:

Marketing, General and Administrative expenses decreased $406,409 or 33.8% from $1,204,125 during the nine months ended May 31, 1998 to $797,816 for the nine months ended May 31, 1999. The nine months ended May 31, 1998 included legal expenses for the EP MedSystems litigation, satisfying listing requirements on the NASDAQ Small Cap Market, a license agreement with Medtronic, and an agreement with Alliance Partners to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation associated with the issuance of Class A common stock to Alliance Partners. The decreased allocations of certain payroll and facility expenses in the nine months ended May 31, 1999 contributed to the decline in Marketing, General and Administrative expenses.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1999 and 1998

REVENUES:

The Company had revenues of $111,438 which included $1,438 of product sales and $110,000 of license fees for the three months ended May 31, 1999 as compared with revenues of $270,494 which included $16,080 of product sales and $254,414 in license fees for the three months ended May 31, 1998. The three months ended May 31, 1998 included the payment of $254,414 of license fees paid by Medtronic, Inc. described in Note D.

RESEARCH AND DEVELOPMENT:

Research and development expenses increased $87,066 or 36.0% from $242,063 during the three months ended May 31, 1998 to $329,130 during the three months ended May 31, 1999 because of an increased allocation of facilities space and payroll, effective as of May 31, 1999. In addition, the three months ended
May 31, 1998 included reimbursement of certain costs that reduced expenses for the period.

MARKETING, GENERAL AND ADMINISTRATIVE:

Marketing, General and Administrative expenses decreased $83,130 or 25.6% from $324,694 to $241,564 during the three months ended May 31, 1999 because of a decreased allocation of certain payroll and facility expenses in the three months ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

NEED FOR ADDITIONAL FINANCING

At May 31, 1999 the Company had a working capital deficiency of $1,691,517. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond July 1999.

On May 11 and May 14, 1999 and on July 8 and July 9, 1999, the Company conducted closings on an aggregate of $725,000 worth of securities, a portion of the Company's private placement offering to accredited investors. The offering is for a minimum of 16 units and a maximum of 80 units, each unit consisting of a 6 1/2% convertible promissory note in the principal amount of $25,000 and a three-year warrant to purchase 33,333 shares of Class A common stock of the Company. Beginning 90 days after the closing of the Offering, the notes are convertible into shares of Class A Common Stock at any time at the option of the holder, and at the option of the Company beginning one year after the closing of the private placement. The notes are convertible at the lesser of $0.75 per share or the market price at the time of conversion (but no less than $0.25 per share). The Company has agreed to use its best efforts to register the resale of the stock underlying the securities sold in the private placement.

Although the Company is presently seeking additional financing, there can be no assurances that such financing will be obtained within the necessary time frame on terms acceptable to the Company, or at all. Failure to obtain additional financing would have a material adverse effect on the Company and could require the Company to severely limit or cease its operations.

YEAR 2000 COMPATIBILITY

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company has assurance from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company has queried its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the year 2000 approaches. The Company has completed its assessment, and currently believes that costs of addressing this issue will not have material adverse impact on the Company's financial position. However, if third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings - None

Item 2:  Changes in Securities and Use of Proceeds - None

Item 3:  Defaults Upon Senior Securities - None

Item 4:  Submission of Matters to a Vote of Security Holders - None

Item 5:  Other Information - None

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         I  10.26  Form of 6 1/2% Convertible Promissory Note

        II  10.27  Form of Warrant to Purchase Shares of Class A Common Stock

       III  27     Financial Data Schedule

b)       Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 1999

                             EchoCath, Inc.
                             ----------------------------
                             (Registrant)

                         By:  /s/ Frank DeBernardis
                            ----------------------------
                              Frank DeBernardis
                              President, Chief Executive Officer,
                              Principal Financial and Accounting Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------

The cent sign shall be expressed as.......................................  [c]