Form 10QSB/A
period 1999-05-31
ECHOCATH INC
filed 1999-07-23
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB-A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

        OR

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        Commission File Number :            0-27380

        ECHOCATH, INC.
        ------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                  New Jersey                                                22-3273101
------------------------------------------------                  -------------------------------
(State or Other Jurisdiction of Incorporation                     (I.R.S. Employer
or Organization)                                                  Identification No.)

                       P.O. Box 7224, Princeton, NJ 08543
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number. . .(609) 987-8400
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES          X        NO
                                  ------             ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 CLASS OF COMMON EQUITY               OUTSTANDING ATJULY 12, 1999
 Class A common stock (No Par Value)                    2,352,018
 Class B common stock(No Par Value)                     1,172,018

Transitional Small Business Disclosure Format (check one)

                       YES                    NO        X
                                  ------              -----

PART II.              OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Reference is made to Form 10-KSB for the fiscal year ended August 31, 1998, Part 1, Item 3. Legal Proceedings.

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

On June 9, 1999, EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the lawsuit will be retried. There can be no assurance that the Company will prevail in the action, which could have a material adverse effect on the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 21, 1999

                                      EchoCath, Inc.
                                      ----------------------
                                      (Registrant)

                                  By:  /s/ Frank DeBernardis
                                      ----------------------
                                           Frank DeBernardis
                                           President, Chief Executive Officer,
                                           Principal Financial and Accounting
                                           Officer