Form 10KSB
period 1999-08-31
ECHOCATH INC
filed 1999-11-29
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 1999

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

                       CLASS A COMMON STOCK, NO PAR VALUE
                           REDEEMABLE CLASS A WARRANTS
                           REDEEMABLE CLASS B WARRANTS
          UNITS, EACH CONSISTING OF ONE SHARE OF CLASS A COMMON STOCK,
        ONE REDEEMABLE CLASS A WARRANT AND ONE REDEEMABLE CLASS B WARRANT
        -----------------------------------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X   Yes         No
                                -----       -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended August 31, 1999 were $395,197.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on November 17, 1999, based on the closing sale price of its common stock on the Nasdaq OTC Bulletin Board on such date, was approximately $2,600,000.

As of November 17, 1999, there were outstanding 3,524,036 shares of the issuer's Class A and Class B Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):

                                   Yes    X   No
                             -----      -----

                                INTRODUCTORY NOTE

         EchoCath, Inc., a New Jersey Corporation (the "Company or "EchoCath") is engaged in developing, manufacturing and marketing medical devices which enhance and expand the use of ultrasound technology for medical applications and procedures.

         Certain statements in this Report on Form 10-KSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed under Item 1. Business - Important factors Regarding Forward-Looking Statements. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "believes," "estimates," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

         The Company is engaged in developing, manufacturing and marketing medical devices, which enhance and expand the use of ultrasound technology for medical applications and procedures. The Company has developed four proprietary ultrasound technologies: one that characterizes blood flow, two that enable ultrasound imaging to, among other things, identify devices during interventional procedures such as needle biopsies and catheterizations, and one that provides intraluminal imaging. The Company's technologies include: a proprietary transcutaneous, epivascular, and catheter-based sensor and electronics system ("EchoFlow'TM'") which is intended to provide data on the blood flow through internal vessels, a proprietary catheter positioning system ("EchoMark'r'") which electronically marks and displays the position of non-metallic objects, such as catheters, within the body on existing ultrasound imaging screens, a proprietary system ("ColorMark'r'") which highlights metallic objects, such as needles and other interventional instruments, in color to permit them to be easily seen on existing ultrasound imaging screens, and a proprietary imaging system ("EchoEye'r'") which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking intravascular images and guidance for minimally invasive ultrasound-guided surgical procedures.

        The Company believes that products incorporating its technologies can improve and expand the clinical uses of ultrasound for both diagnostic and therapeutic applications and enable clinicians to perform a wide variety of procedures less invasively, more safely, more cost-effectively and with greater precision than is currently possible with conventional X-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI") or optical imaging equipment. In some cases, the Company believes that its products may make it possible to perform on an outpatient basis procedures normally confined to the hospital, thus improving patient comfort and reducing costs. The continued development of these products, the commercialization of any products incorporating these technologies, as well as any other proposed products utilizing the Company's technologies, may depend on the Company's continued ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise.

         The Company's operations have not generated significant revenues to date. The Company has incurred operating losses in each of its fiscal years, and expects that operating losses will continue in the foreseeable future. Additionally, the Company has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that the Company will successfully commercialize any of its products or achieve profitable operations.

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

         Each of the currently available imaging technologies, X-ray, MRI, CT, and optical technologies have significant limitations. Each of these technologies are expensive and time consuming to perform. X-ray imaging cannot provide views of the structure of soft tissue or cross-sectional views of blood vessels or other body lumens. X-ray procedures are expensive and can expose both patients and clinicians to potentially dangerous radiation. Catheter-based optical systems are safer and can provide interior views of body structures, but can only view the surface of the body tissue. Because of these limitations, clinicians are increasingly turning to ultrasound imaging. The Company believes that ultrasound's growth results largely from the fact that ultrasound devices are cost-effective and allows the clinician to see below the surface of body tissue.

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

         ECHOFLOW EchoCath is engaged in ongoing research and development of the EchoFlow technology. The Company plans to commercialize its first product incorporating the EchoFlow technology, which is intended to provide data on the blood flow through internal vessels. Small sensors that can be mounted onto blood vessels or within the walls of a graft, and that provide crucial data on the flow of blood, have wide applicability, including for feedback control of pacemakers and implantable defibrillators. EchoFlow sensors can be disposable products, and will connect to an electronics module.

         The Company has successfully performed bench tests on EchoFlow sensors, and has conducted preclinical testing on EchoFlow at Mount Sinai Hospital in 1997 and at the University of Louisville in April 1998. In March 1998, at the national conference of the Society of Clinical Vascular Surgeons ("SCVS") in San Diego, California, EchoCath demonstrated the EchoFlow system using a sensor, one-quarter the size of a postage stamp, that when laid directly on or over a blood vessel, provides the quantitative blood flow measurements required by a vascular surgeon. At the SCVS conference, the pre-clinical results from employing an EchoFlow prototype instrument to measure blood flow were also presented. (Portions of this presentation were published in American Journal of Surgery in August, 1998, authored by Dr. M. Skladany and associates.) Continued product definition took place at the Annual Meeting of the Society of Vascular Surgeons (SVS) in June 1998. (Professor William Abbott of Harvard Medical School, a member of EchoCath's Medical Advisory Board, was President of the SVS.)

         The Company applied for 510(k) clearance to market its first EchoFlow product, the BVM-1 Blood Velocity Meter for inter-operative use, in February, 1999. It received clearance on September 23, 1999. The initial device will be marketed to vascular surgeons for intraoperative measurements and potentially for intensive care monitoring of circulatory status. The initial commercial units of this product are being assembled.

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


         ECHOMARK The Company's EchoMark system electronically marks and displays the position of non-metallic objects, such as catheters within the body on existing ultrasound imaging screens, eliminating the need to use X-ray to confirm the position of such objects. The Company has developed a catheter utilizing the EchoMark technology to diagnose fallopian tube blockage (the "EchoMark Salpingography Catheter"). The EchoMark Salpingography Catheter consists of a disposable catheter to which is attached a proprietary sensor connected by wire to a reusable catheter system interface (the "EchoMark CSI"). The EchoMark CSI, for which the Company received FDA market clearance in 1992, provides the interface between the Company's EchoMark products and most commercially available ultrasound imaging systems. On the EchoMark Salpingography Catheter, the sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor on the ultrasound-imaging screen. The Company believes that the EchoMark Salpingography Catheter may expand the use of ultrasound for diagnosing and treating infertility problems in women because of the desire to avoid X-rays in such patients and the desire to reduce procedure time. The Company intends to enter into joint venture, licensing or other collaborative arrangements to market and sell the EchoMark Salpingography Catheters. To date, the Company has been unsuccessful in securing an agreement with a joint venture partner or licensee or any other arrangement. The Company has also developed the EchoMark Electrophysiology Catheter (the "EchoMark Electrophysiology Catheter") which consists of a conventional electrophysiology catheter augmented by a piezo plastic covered brass sensor connected by wire to the EchoMark CSI. The sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor in the image of the cardiac structures on the ultrasound-imaging screen. The Company believes that the EchoMark Electrophysiology Catheter will increase the speed and ease the diagnosis of arrhythmias in the heart. The Company received FDA clearance in May 1995 to market the EchoMark Electrophysiology Catheter to diagnose defective conductive pathways in the heart. In February 1997, the Company entered into a license agreement with EP MedSystems Inc., a New Jersey corporation ("EP MedSystems"), for this use of this technology. On March 31, 1998, EP MedSystems announced the successful use of EchoMark in connection with guiding electrophysiology devices under ultrasound imaging. (See "Collaborative Agreements").

         The Company licensed its EchoMark technology to the Pacing Division of Medtronic, Inc. for pacemaker lead implantation (in conjunction with the ColorMark technology, as mentioned below), to the MICS Division of Medtronic for ultrasound guidance in cardiac surgery, December 1996 and in February 1999, that license was terminated. EP MedSystems, Inc. licensed the EchoMark technology for electrophysiology applications. (See "Collaborative Agreements").

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

         Currently, the EchoMark CSI may be used with the systems of Acuson, Inc., Advanced Technology Laboratories, Inc. ("ATL"), Hewlett-Packard Inc., Siemens Medical Systems Inc., Toshiba and other ultrasound systems.

         The Company will seek to enter into additional joint venture, licensing or other collaborative arrangements for the distribution, marketing sale and/or use of the Company's proprietary EchoMark technology.

         COLORMARK The Company has developed a product (the "ColorMark Clip") utilizing the ColorMark technology. The ColorMark Clip consists of a disposable clip and a non-disposable drive box. The clip is mounted on the needle or other interventional device and the drive box produces a voltage, which is transmitted to a piezo ceramic slab mounted in the clip. The voltage generates vibrations, which in turn allows the device to appear in color on the ultrasound-imaging screen, which permits clinicians to more effectively guide needles during therapeutic and diagnostic procedures. The ColorMark Clip is compatible with a wide variety of needles and guidewires and can operate with most currently available color ultrasound systems. The Company has received market clearance from the FDA for the ColorMark Clip for needle placements. The Company believes that with the ColorMark Clip, needle biopsies and vascular access procedures are more accurate and faster for clinicians to administer.

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

         The ColorMark technology has also been licensed to Medtronic MICS Division for cardiac surgery applications, and to EP MedSystems for guided placement of electrophysiology catheters. Critical Care Concepts, Inc., presently holds an option to purchase a license agreement from the Company for the use of ColorMark technology for soft tissue biopsies and cancer therapy guidance; that option will expire in February, 2000.

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

         The EchoEye technology has been licensed to EP MedSystems for its use in electrophysiology procedures. Medtronic received an option from the Company to license the use of EchoEye in cardiac surgery. This option has expired. See "-Collaborative Agreements."

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

         ECHOFLOW Products utilizing the EchoFlow technology are intended to provide data on the blood flow in vessels. Applications are expected to include cardiac output, displacing an indirect and non-continuous method, thermal dilution, with a continuous direct measurement. According to published reports there are over one million thermal-dilution catheters used each year in the United States. Management believes that the EchoFlow products will, if successfully developed, provide accurate beat-to-beat measurement of cardiac flow, a currently desired and unmet need. Additional potential uses of EchoFlow include monitoring of bypass grafts (artificial or natural), stent placement, and measurement of hemodynamic status.

         The Company intends to initially sell its first EchoFlow product, the BVM-1 Blood Velocity Meter, to vascular surgeons for intraoperative applications. The full commercialization of this products will depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise. Currently, the Company has no method for generating funds sufficient to complete commercialization efforts.

         Two distinct, but related, instruments will be developed from the EchoFlow technology provided that additional financing becomes available: an "evaluator" instrument, the first EchoFlow product, and a "monitor" instrument. While the instruments will share signal-processing electronics, each will have its distinct operating interfaces and displays. The evaluator instrument will be adapted for surveying an operational site and evaluating the flow, such as traversing the surface of the heart to find the coronaries, or moving along an artery to find a change in velocity that indicates a narrowing of the artery. In contrast, the monitoring system will be used with a static sensor and will measure the velocity as a function of time (whereas the evaluator instrument will measure velocity as a function of location). The monitoring system will need different capabilities, such as storing, analyzing and displaying the flow data over time, to show trends and changes. The sensors to be used with the two types of instruments will differ as well. The evaluator instrument will be equipped with non-disposable hand held or finger-mounted probes while the monitoring instrument will employ disposable band aid-like sensors ("patches") that are as thin and light as possible.

         EVALUATOR INSTRUMENT -- The evaluator instrument is expected to be introduced initially to the vascular surgery market. The vascular surgeon's work involves restoring circulation and management believes that the evaluator instrument will be a vital intra-operative tool to ensure the success of any such revascularization. The Company believes that the vascular surgeon could also use the evaluator instrument for "graft surveillance", post-operatively examining the flow in any peripheral graft to ensure its survival. The Company intends to market the evaluator to the cardiovascular surgeon, particularly the surgeon involved in the minimally invasive coronary artery bypass graft surgery ("mini-CABG") procedures. This procedure requires a means of measuring the flow of coronary artery blood. The EchoFlow evaluator instrument is expected to be used in both the mini-CABG and open-chest coronary artery bypass graft.

         The Company also intends to market the evaluator instruments to plastic surgeons. An integral part of advanced plastic surgery is moving of tissue flaps. Ensuring continuous blood supply is a crucial element in the success of this procedure.

         Many vascular surgical procedures are performed by the "general surgeon", and with the adoption of the evaluator instrument as part of vascular surgery, the general surgeon is likely to also utilize the instrument. Maintaining circulation is a critical part of most surgical procedures and the evaluator instrument may be used.

         MONITORING INSTRUMENT The monitoring instrument is planned to be produced in two models: one for use with a transcutaneous patch, to be placed on the skin above a repaired vessel or graft; the other for use with an epivascular patch, to be placed internally directly on a vessel, such as on a coronary artery bypass graft, with the connecting signal cable leaving the body attached to, or part of, a drainage catheter. These monitoring patches will remain on, or in place, during the post-operative period, providing the surgeon with valuable early warning of any complication. Another important monitoring system use is in dialysis. Since the basic electronic components of the monitoring instrument are the same as for the evaluator instrument, the major development will be in creating the appropriate software for the instrument and the materials for the patches.

ECHOMARK

         INFERTILITY THERAPY -- Infertility therapy generally includes hysterosalpingography procedures, which image the uterus and fallopian tubes, and SSG procedures, which image each fallopian tube individually. Both of these procedures involve X-rays and the injection of iodinated contrast media into the fallopian tubes and uterine cavity in order to view the condition of the cavity and determine whether lesions or other obstructions exist. These examinations are expensive, highly invasive and uncomfortable for patients, and they must be performed in the hospital. The procedures involve injection of potentially toxic contrast dyes into the body and the related risks from exposure to radiation.

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

         CARDIAC ELECTROPHYSIOLOGY -- The EchoMark EP Catheter was designed for the diagnosis and treatment of cardiac arrhythmias. The Company believes that the EchoMark EP Catheter allows more rapid placement of electrophysiology catheters than present X-ray techniques. As such, this product represents a potentially significant improvement in this procedure. Pursuant to the terms of the license agreement between the Company and EP MedSystems, the Company granted EP MedSystems the exclusive right to make, have made, use and sell products using the Company's proprietary EchoMark technology in the field of cardiac electrophysiology. See "-Collaborative Agreements"; and "Item 3 - Legal Proceedings."

         PERIPHERAL ANGIOPLASTY -- Peripheral angioplasty procedures are currently performed with X-ray contrast media and in X-ray suites. The Company believes that ultrasound-guidance using the EchoMark PTA Catheter will save significant costs with as good or superior clinical outcomes. Market resistance from traditional practitioners was encountered in 1993 when the EchoMark PTA Catheter was introduced into the United States market. Management believes that increased cost-consciousness coupled with increased marketing by the Company could lead to increased acceptance of the EchoMark PTA Catheter in the United States despite the need to change the imaging procedure from X-ray to ultrasound.

COLORMARK

         The Company has demonstrated the utility of ColorMark guidance of biopsies at leading clinical reference sites and is discussing an alliance to begin marketing of the ColorMark Clip for needle biopsies to radiologists and breast surgeons and for vascular access procedures to interventional radiologists and invasive cardiologists. The Company has had minimal sales of the ColorMark Clip.

         NEEDLE BIOPSY -- Biopsies, in which small pieces of tissue are excised and examined, are performed in order to diagnose the cause of abnormal masses of tissue. Biopsies are sometimes performed after the entire tissue mass has been removed surgically, but biopsies can often be performed before surgery using biopsy needles. To successfully perform a needle biopsy, often an imaging device is needed to guide the biopsy needle. Biopsy procedures include fine-needle aspiration biopsy, core biopsy, and surgical biopsy. Based upon management's analysis of American Cancer Society statistics, physician interviews and published clinical reports, the Company believes that a significant portion of these procedures require guidance using either ultrasound imaging, CT scanning, X-ray imaging or MRI. Management believes ultrasound is generally considered by clinicians to be the preferred guidance imaging method, as it is less costly and less time-consuming than other alternatives. However, use of this method is currently hampered by the fact that the biopsy needle is often difficult to see on the imaging screen. The needle may disappear altogether if it is not at a favorable reflecting angle for the ultrasound transducer. Clinicians must master various techniques for getting the needle to appear on the screen by adjusting the alignment of the needle or "jiggling" it. Textured needles provide only a limited solution to this problem, although they are less expensive than the ColorMark Clip. As a result, only experienced clinicians generally attempt ultrasound guided biopsy. The ColorMark Clip is designed to eliminate this needle invisibility problem in biopsy procedures. The Company believes that the ColorMark Clip could enable needle biopsies to be performed faster, easier and more accurately.

         VASCULAR ACCESS PROCEDURES-- A vascular access procedure, a necessary step in performing any radiology or cardiology catheterization procedure, involves the insertion of a catheter into the femoral artery, guided by feel. Poor placement of the needle that is used to puncture the artery can lead to bleeding complications at the puncture site, particularly where a large-bore catheter is used or in situations where the patient is obese, hypertensive or using an anticoagulant agent. Ultrasound imaging potentially can provide guidance for the exact placement of the puncturing needle quickly and easily, but until now this potential was limited by the lack of an effective method for viewing the needle. Physicians suggest that the ColorMark Clip is most likely to be used in catheterization where anticoagulants are involved, such as angioplasty and stenting procedures. Additionally, procedures involving large bore catheters (such as placement of intra-aortic balloon pumps) also represent potential opportunities for the ColorMark Clip. Management believes that the ColorMark Clip is well suited for these patients and that the ColorMark Clip makes this procedure easier to perform accurately, and allows clinicians to delegate the procedure to less skilled persons, saving time, and increasing laboratory volume. A disadvantage to using the ColorMark Clip is the requirement for its use in conjunction with a color flow ultrasound imaging system. While these systems are common in hospital radiology departments, they are currently less common in offices and surgical suites where biopsies and vascular access procedures may be performed.

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

         Intravascular imaging catheters are primarily used by cardiologists and radiologists during cardiac and peripheral angioplasty procedures where standard balloon dilation yields poor results or where alternative recanalization procedures (using stents, lasers or atherectomy devices) are being considered. Percutaneous insertion of a vascular stent and or graft is a developing procedure in which it is imperative that the graft or stent device be guided and placed with a degree of accuracy beyond the capability of current technology. In addition, cardiac electrophysiologists could potentially use EchoEye products to guide therapeutic cardiac ablation procedures; EP MedSystems has the exclusive license for such use. See "-Collaborative Agreements."

         MINIMALLY INVASIVE SURGERY -- Minimally invasive (laparoscopic) surgery is designed to reduce surgical complications and recovery time by reducing the size of incisions used to access the part of the body being treated. Small incisions are made and trocars (short tubes through which various instruments and endoscopes may be introduced) are inserted. The instruments are guided using an optical endoscope (laparoscope) introduced through another trocar. Laparoscopic surgery is currently hampered by the fact that the procedure can only be guided visually. There is no opportunity for tactile feedback to provide information about details below the tissue surface. Ultrasound imaging offers surgeons the opportunity to identify these subsurface conditions, expanding the usefulness of the minimally invasive surgical technique. EchoEye products may be used to improve laparoscopic surgical procedures. In some procedures, ultrasound-imaging catheters may be used to identify the location of major blood vessels prior to initiating treatment, or to scan the operating field for cancer lesions or other small diseased areas at the end of a procedure. In other procedures, ultrasound visualization is necessary to guide micro-invasive surgical therapy in a complex anatomical environment.

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

Research and Development

         The Company has incurred an aggregate of approximately $10,386,000 (excluding the value of the technology contributed at inception by Ultramed, Inc., a privately-held corporation ("Ultramed")) of research and development expenses from its inception through August 31, 1999, including approximately $1,458,000 during the fiscal year ended August 31, 1998 and approximately $1,217,000 during the fiscal year ended August 31, 1999. Substantially all of the

Company's research and development expenditures to date has related to the development of the EchoFlow, EchoMark, ColorMark, and EchoEye technologies and the products utilizing such technologies and development of manufacturing techniques for such products.

         The Company conducts all of its research and development on the premises of its facility in Princeton, New Jersey. The Company has five full time employees dedicated to research and development activities and one part-time employee dedicated to regulatory activities.

COLLABORATIVE AGREEMENTS

         MEDTRONIC AGREEMENTS

         DECEMBER 1996 MEDTRONIC AGREEMENT Pursuant to the terms of the Medtronic Agreement entered into in December 1996 between the Company and Medtronic (the "December 1996 Medtronic Agreement"), the Company granted Medtronic Pacing Division a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's EchoMark and ColorMark proprietary technologies to enable the precise positioning, with conventional ultrasound imaging systems, of pacemaker leads within the heart. The total payments to the Company under the December 1996 Medtronic Agreement were $200,000 as of August 31, 1999 which was recognized in fiscal 1998.. The agreement provided for certain other payments. However, in February 1999, this agreement was terminated. Certain provisions relating to rights of last refusal related to pacing, however, survived the termination.

         OCTOBER 1997 MEDTRONIC AGREEMENT Pursuant to the terms of the Medtronic Agreement entered into in October 1997 between the Company and Medtronic (the "October 1997 Medtronic Agreement"), the Company, among other things: (i) granted Medtronic a worldwide exclusive license to make, have made, use, sell, and have sold, products utilizing the Company's EchoMark or ColorMark technologies in guiding devices during cardiothoracic surgical procedures; (ii) received a $250,000 payment from Medtronic MICS Division (for completion of "Concept Design Validation" for an EchoFlow instrument to be used in mini-CABG procedures to determine if adequate flow has been established in coronary arteries after a bypass procedure). Medtronic acquired the exclusive option at any time until October 31, 1998, for a payment of at least $1.5 million for a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding devices during cardiothoracic surgical procedures. While the option has expired, the Company and Medtronic have continued to engage in discussions regarding a potential license agreement relating to EchoFlow technologies. However no additional agreements have been reached.

         In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,750,000, which amount includes: (i) $750,000 paid to the Company in upfront licensing fees;
(ii) $1,000,000 from the purchase of 363,636 restricted shares of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), issued to Medtronic Asset Management, Inc., a wholly-owned subsidiary of Medtronic; and
(iii) future payments by Medtronic to the Company which include minimum annual royalties upon product commercialization. The total cumulative royalties payable to the Company under the terms of the October 1997 Medtronic Agreement is capped at $20,000,000. To date, the Company has not received any royalties or payments from the sale of products under either agreement with Medtronic.

         EP MEDSYSTEMS AGREEMENT Pursuant to the terms of the EP MedSystems Agreement signed in February 1997, the Company granted EP MedSystems the exclusive right and license to make, have made, use sell and have sold, products utilizing the Company's EchoMark, ColorMark, and EchoEye proprietary technologies for use in the field of electrophysiology. The license granted to EP MedSystems specifically excludes use of the Company's EchoMark, ColorMark, and EchoEye technologies on permanently implantable defibrillators and pacemaker leads.

         In consideration of the license grant, EP MedSystems agreed to: (i) pay to the Company an initial license fee of $700,000, payable in installments as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies, including (a) completion of the testing of a limited series of patients, (b) completion of a development program for EchoEye, and (c) the sale of a limited quantity of EchoMark EP Catheters; and (ii) make royalty payments to the Company on the sale of products utilizing the Company's EchoMark, ColorMark, and EchoEye technologies in the field of electrophysiology. The total cumulative royalties payable to the Company under the terms of the EP MedSystems Agreement are not to exceed $30,000,000.

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

         BARD AGREEMENT Pursuant to an agreement dated September 24, 1993 (the "Bard Agreement"), between the Company and Bard Radiology Division of C.R. Bard, Inc. ("Bard"), the Company granted Bard (i) the exclusive right to distribute certain modified needles and retrofitted Bard biopsy guns for ColorMark use throughout the world, and (ii) the non-exclusive right to distribute the Company's driver boxes throughout the world. In consideration of the license grant, the Company received, among other things, a $540,000 advance on the Company's future receivables from Bard evidenced by a promissory note in the principal amount of $540,000. The Bard Agreement was terminated on October 28, 1996. In April 1997, the Company agreed to pay $598,000, representing the full amount of principal and interest owing as of April 1997 by the Company to Bard under the Bard Agreement, at any time prior to July 1998. The amount due as of August 31, 1997 was $715,030. Bard had extended the maturity date to December 31, 1998.

         On November 23, 1999, the Company reached an agreement to refinance its Bard Debt. The Company is required to pay $75,000 immediately, 10% of net funds that are received from subsequent financing activity through December 31, 2000 with a minimum payment of $150,000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1%.


Manufacturing and Suppliers

         The Company plans to subcontract the production of component parts of the EchoFlow instrument systems, and intends to assemble and test EchoFlow instrument systems at the Company's facility in Princeton, New Jersey. The Company currently has the capability to manufacture EchoMark CSI systems, ColorMark disposable clips, and ColorMark drivers at its own facility. Outside vendors are used to fabricate catheters and to mount sensors. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices. The Company intends to continue to manufacture certain unique elements of its products. The Company believes that with its current facilities and vendor arrangements, it can manufacture enough of its products to meet its anticipated needs through the next four years. Thereafter, the Company will be required to raise significant additional capital, attract and retain experienced personnel, purchase or lease additional equipment and comply with extensive government regulations with respect to its facilities. Further, even if the Company manufactures its products directly, it will continue to depend upon subcontractors to manufacture and deliver certain components of its products in a timely and satisfactory manner. The Company has limited manufacturing capability and depending upon the volume of its products sold, the Company may determine to enter into arrangements with others for the manufacture and assembly of its products, in which event it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis.

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

         Provided the Company secures the necessary financing, the Company intends to position a distribution network, application specialists, and create promotional media for the introduction of the EchoFlow product during 2000.

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

         There are other hemodynamic sensing systems that are used in animal studies, utilizing Doppler or transit-time ultrasound, or electromagnetic flowmeters, to measure blood flow. However, management believes that these laboratory devices, if successfully developed, may not be feasible for long-term implantation, unlike the small, flexible and inert structures of its proposed products utilizing the EchoFlow technology. However, long-term successful implantation of EchoFlow devices has not yet been determined.

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

         The second competing product is the P.D. Access'TM' marketed by Escalon. The P.D. Access'TM' is a Doppler-guided needle useful for assisting vascular access. To date, the product has been directed primarily to interventional radiologists. Unlike the ColorMark Clip, the P.D. Access'TM' is not guided by ultrasound visualization of the target artery, so it does not eliminate all of the difficulties of vascular access.

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

         Management believes that several companies have developed ultrasound-imaging products for minimally invasive surgery applications. Endomedix Inc. and Aloka Inc. have imaging systems that are approved for laparoscopic cholecystectomy. However, unlike EchoEye, if successfully developed, neither of these systems provide real-time, three-dimensional images of the visualized area. At least two other manufacturers, Multigon Inc. and Tetrad Inc., are seeking to develop their own ultrasound imaging systems. Management does not believe that any competing three-dimensional, real-time ultrasound imaging systems are currently in development for minimally invasive surgery applications. However, many of the companies that are undertaking development of imaging systems that may compete with products utilizing the EchoEye technology have greater financial, manufacturing, marketing, distribution, and technical resources than the Company.

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

         The Company has received four patents in the United States covering aspects of the EchoFlow technology, has two issued United States patents related to aspects of the EchoMark technology, holds five issued United States patents related to aspects of the ColorMark technology, and holds one issued United States patent for the EchoEye technology. The Company has received or is in the process of applying for foreign patent approvals for all of its technologies.

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

         The Company has received two aditional U.S. patents, which expire in 2014, on an extension of the ColorMark technology relating to how to perform needle guidance from a black and white ultrasound system and relating to the method of attaching needles to a universal ColorMark Clip system. In October 1999 an additional U.S. patent on an integrated means of driving needles for detection by ColorMark technology was issued; that patent will expire in 2016.

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

Government Regulation

         FDA AND CERTAIN OTHER REGULATORY REQUIREMENTS The Company's research and development activities and the production and marketing of the Company's products are subject to regulation for safety, efficacy and compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States and in other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal to permit products to be imported into the United States, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

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

         The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMP, 510(k) premarket notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as postmarket surveillance. New Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

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

         The Company is registered as a medical device manufacturer with the FDA. As such, the Company and its contract manufacturer will be inspected on a routine basis by the FDA for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, and control activities. Foreign manufacturing facilities that produce devices for sale in the United States are also subject to these GMP requirements and to periodic FDA inspections. On October 7, 1996, the FDA revised the GMP regulations to include, among other things, design controls and service. These revised regulations became effective on June 1, 1997. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for non-approved applications and reviews company labeling for accuracy.

         In April 1997, the FDA conducted an inspection of the Company's facilities. Subsequent to such inspection, the FDA notified the Company that it was in compliance with the FDA's GMP regulations.

         The Company began animal trials with EchoFlow products in early 1997. Clinical trials began in early 1999, and received 510(k) clearance to market the BVM-1 Blood Velocity Meter on September 23, 1999. The Company has also received 510(k) authorization for the ColorMark Clip and Driver, the EchoMark EP Catheter, the EchoMark PTA Catheter and the EchoMark Guidewire.

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

         The Company will compensate its distributors based on volume of sales. The Company also compensates physicians for certain services (consulting on the development of the Company's technologies and participation as investigators in clinical trials of the Company's products) furnished to the Company. In addition, the Company from time to time may sponsor educational programs at which Company representatives, or a physician, who has used EchoFlow, may make a presentation to physicians or hospital personnel concerning the product. A presenting physician may receive travel expenses, and attending physicians or other personnel may receive a free meal or other refreshments. These practices may not in all cases meet all of the criteria for a safe harbor from anti-kickback law liability. Because of the breadth of the statutory provisions described above, it is possible that these or other of the Company's business practices could be subject to challenge under one or more such laws.

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

Human Resources

         As of November 15, 1999, the Company employed 14 full time employees. Five employees provide research and development services, three work in production, six employees provide management and administrative services and one part-time employee provides services related to compliance with regulatory requirements.

         The Company's employees are not party to any collective bargaining agreements. The Company believes that it has good relations with its employees.

Medical Advisors

         The following is a list of the medical advisors (the "Medical Advisors") of the Company and based upon information supplied by each of them, the institutions with which they are affiliated. The affiliations are provided for information purposes only and do not indicate a relationship between such institution and the Company.


Dr. William Abbott              Professor of Surgery, Harvard Medical School, Boston, Massachusetts, Chief of Vascular
                                Surgery at the Massachusetts General Hospital, Boston, Massachusetts.
-----------------------------------------------------------------------------------------------------------------------
Dr. Valentin Fuster             Professor of Medicine of Mount Sinai School of Medicine, New York, New York, Director
                                Cardiovascular Institute, Mount Sinai Medical Center.
-----------------------------------------------------------------------------------------------------------------------
Dr. Lawrence H. Hollier         Chairman and Franz W. Sichel Professor, Department of Surgery, The Mount Sinai Medical
                                Center, New York, New York
-----------------------------------------------------------------------------------------------------------------------
Dr. Kurt Isselbacher            Mallinckrodt Professor of Medicine, Harvard Medical School, Boston, Massachusetts;
                                Director, MGH Cancer Center, The Massachusetts General Hospital, Boston, Massachusetts.
-----------------------------------------------------------------------------------------------------------------------


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

         The Medical Advisors are not expected to otherwise actively participate in the development of the Company's technology. The Medical Advisory Agreements are for a term of five years. In consideration for the services rendered under the Medical Advisory Agreements, Dr. Abbott, and Dr. Isselbacher receives an amount of $15,000 per annum, Dr. Fuster receives an amount of $25,000 per annum, and each is reimbursed for reasonable expenses. In addition, in January 1996, Dr. Abbott and Dr. Isselbacher were each granted options to purchase 10,000 shares of Class A Common Stock under the Company's 1995 Stock Option Plan (the "Option Plan") at an exercise price of $5.00 per share that was reset to $3.325 per share on April 29, 1997, which options will vest in five equal annual installments commencing January 17, 1996 and are exercisable for a period of five years following the date of vesting. In October 1998, Dr. Hollier was granted options to purchase 25,000 shares of Class A Common Stock under the Option Plan at the current market price, all of which options vested immediately and are exercisable for a period of ten years following the date of vesting. The Medical Advisory Agreements also provide for indemnification of each Medical Advisor, his successors, heirs and assigns against any liabilities, damage, loss and expense (including reasonable attorneys' fees and expenses of litigation) incurred or imposed upon indemnities or any one of them in connection with any class action suits, demands or judgments arising from their good faith services under the Medical Advisory Agreements.

         The Company's Medical Advisors are employed on a full-time basis by employers other than the Company and certain of such individuals have consulting or other advisory arrangements with others. Accordingly, they are expected to devote only a small portion of their time to the Company. Regulations or policies of the institutions of which they are full-time employees may adversely affect the rights of the Medical Advisors to own such options and stock and to serve as Medical Advisors. Generally, any inventions or processes discovered by the Medical Advisors which are made solely in the performance of services to the Company will become the property of the Company, but inventions which relate to the Medical Advisor's research at their respective hospitals may not become the property of the Company if the rights to such inventions become the property of their respective hospitals pursuant to agreements between the Medical Advisors and their respective hospitals.

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

         SHAREHOLDERS' DEFICIT; EXPECTATION OF SUBSTANTIAL FUTURE LOSSES From its inception through August 31, 1999, the Company has incurred a cumulative net loss of $(18,174,000). At August 31, 1999, the Company had working capital of $(2,061,000) and a shareholders' deficit of $(2,193,000). Net losses for the years ended August 31, 1998 and 1999 were $(1,780,000) and $(2,107,000), respectively. The Company intends to conduct significant additional research, development and testing activities which, together with expenses incurred for the establishment of a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

         NEED FOR ADDITIONAL FINANCING The Company will require substantial additional financing in the future to fully implement its proposed business plan. Former sources of capital are not obligated, but may contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company and while it anticipates funding from various sources, there can be no assurance that additional financing will be available on terms favorable or acceptable to the Company, if at all. See "Market for Common Equity and Related Shareholder Matters - Recent Sales of Unregistered Securities."

         ABILITY TO FUNCTION AS A GOING CONCERN The Company's auditors have reported that recurring losses from operations, negative working capital and net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments, which may result from the outcome of this uncertainty.

         UNCERTAINTY OF MARKET ACCEPTANCE The commercial success of the Company's EchoFlow, EchoMark, ColorMark Clip and EchoEye, as well as the Company's other products and proposed products, will depend upon acceptance of such products by the medical community as safe, useful and cost-effective. There can be no assurance that the benefits of utilizing ultrasound technology for the Company's intended applications will gain acceptance by the medical community to enable such products to gain commercial acceptance. There can be no assurance that the

Company will not experience resistance from the medical community with respect to any of its products in the future. The Company may be required to expend substantial additional funds and time in order to demonstrate the safety, efficacy and reliability of its products to potential customers.

         RELIANCE ON COLLABORATIVE ARRANGEMENTS; RESTRICTIONS The Company has granted certain companies the exclusive right to market and distribute, in certain territories, selected technologies of the Company pursuant to certain collaborative agreements. Such collaborative agreements contain certain provisions restricting the Company, among other things, to sublicense and/or sub-distribute its technologies. As a result, the Company may not market products or proposed products that are covered by those agreements independently and may not enter into strategic alliances or collaborative agreements with other parties relating to any products in such territories covered by any such exclusivity agreements. Restrictions regarding exclusivity limit the Company's ability to pursue and negotiate collaborative agreements with other entities on terms, which may be more favorable to the Company. In addition, the amount of resources and the time that any of these collaborators devote toward marketing the Company's products or proposed products are not within the Company's control. There can be no assurance that any marketing, sales or other efforts undertaken by the Company or its collaborators will be successful. Each of these agreements terminates under specified circumstances and any termination could have a material adverse effect on the Company.

         Consistent with its business strategy, the Company intends to pursue licensing, joint development and other collaborative arrangements with others. There can be no assurance, however, that the Company will be able to find additional collaborators or negotiate additional collaborative agreements on terms acceptable to the Company, if at all, that the collaborative agreements with the Company will be successful, or that collaborators will devote sufficient resources to the Company's products, proposed products or technologies. In addition, there can be no assurance that future collaborative arrangements will not allow others to enter into arrangements with the Company's collaborators for the commercialization of the same product or that collaborators will not pursue alternative products either on their own or in collaboration with others, including the Company's competition. To date the Company has not received any royalty payments from any licensing agreement, which it has entered into with any licensee. See "Description of Business."

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

         RISKS INHERENT IN INTERNATIONAL TRANSACTIONS A number of risks are inherent in international transactions, such as the imposition of governmental controls, fluctuations in foreign currency exchange rates, regulation of medical devices and other medical products, export license requirements, political and economic instability, trade restrictions, changes in tariffs and difficulties and expenses in managing international operations. In order to sell its products in Europe, the Company must obtain the CE Mark, but it has not done so, and there can be no assurance that any of the Company's products will receive the CE Mark, which would restrict international sales of such products.

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

         UNCERTAIN PROTECTION OF PATENT AND PROPRIETARY RIGHTS; NO ASSURANCE OF ENFORCEABILITY OR SIGNIFICANT COMPETITIVE ADVANTAGE The Company considers patent protection of its technologies to be critical to its business prospects. The Company currently holds four issued United States patents related to aspects of the EchoFlow technology, has two issued United States patents related to aspects of the EchoMark technology, has received five patents in the United States covering aspects of the ColorMark technology and holds one issued United States patent for the EchoEye technology. Applications corresponding to the EchoFlow, EchoMark, ColorMark and EchoEye technology patents have been filed in Europe and Japan under PCT provisions. The Company intends to file other patent applications on inventions developed in the course of continuing research and development efforts and is in the process of applying for foreign patent approvals for all of its technologies. There can be no assurance that the Company's pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or more advanced technologies or design around aspects of the Company's technologies, which may be patented or duplicate the Company's trade secrets. The Company may in some cases be required to obtain licenses from third parties or to redesign its products or processes to avoid infringement. There can he no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

         POTENTIAL ADVERSE IMPACT OF FDA AND OTHER GOVERNMENT REGULATIONS The manufacturing and marketing of the Company's products is subject to extensive and rigorous government regulation federally, from various state governments and in foreign countries. In the United States and certain other countries, the process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. In the United States, the FDA enforces, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for medical devices. Although the Company has received FDA clearance for marketing certain of its products, there can be no assurance that any of the Company's other products or proposed products will ever obtain the regulatory clearance or approval required for marketing, or that the Company will be able to comply with any additional FDA, state or foreign regulatory requirement. In addition, there can be no assurance that government regulations applicable to the Company's products or the interpretation of those regulations will not change, including those related to the products currently cleared for marketing, and thereby prevent the Company from marketing some or all of its products temporarily or permanently. The Company is also subject to other federal, state and local laws, regulations and recommendations relating to laboratory and manufacturing practices as well as Medicare, Medicaid and anti-kickback laws of certain states. Noncompliance with applicable requirements can result in civil penalties, the recall, injunction or seizure of products, an inability to import products into the United States, the refusal by the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved product applications and criminal prosecution. The extent of potentially adverse government regulation that might arise from future legislation or administrative action cannot be predicted.

         LIMITATIONS ON THIRD-PARTY REIMBURSEMENT In the United States, the Company anticipates that its products will be purchased primarily by medical institutions and physicians which will then bill various third-party payers, such as Medicare, Medicaid, other government programs, and private insurance plans, for the health care services provided to their patients. Payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication or not cost-effective. No separate code has yet been established to bill for the physician procedure involved in the use of any of the EchoCath products. There is no assurance that efforts by the Company to obtain a separate code for any of the EchoCath products will be successful or, if successful, that third-party payers will cover the procedure and reimburse it at an adequate level. Third-party payers are increasing their level of scrutiny of new medical technologies with respect to whether such technologies should be covered and, if so, how much they should be reimbursed. In addition, Congress is currently considering several health care reform proposals, which if enacted, could significantly affect the availability of reimbursement for medical products and services. There can be no assurance that reimbursement for procedures utilizing the Company's products will be sufficient to cover the additional cost of the Company's products, or that future reimbursement policies of payers will not adversely affect the Company's ability to sell its products on a profitable basis.

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

         POSSIBLE "YEAR 2000" PROBLEMS The "Year 2000" Problem is the result of computer programs written to recognize the applicable year with two digits rather than four digits. A computer program written in such manner would recognize the entry of "00" in a date field as referring to the year 1900 and not the year 2000. Although the Company believes that its computer systems and software products are fully Year 2000 compatible, it is possible that certain computer systems or software products of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter without error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correct processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date-handling problems of its suppliers and contractors in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company. The Company has completed its assessment of its systems and product and the costs of addressing this issue have not had an adverse impact on the Company's financial condition. The Company believes that it is Year 2000 Compliant.

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

         Control by Existing Shareholders has changed as a result of the closing of the 6 1/2% Convertible Notes for the Private Placement Financing as of November 1, 1999. As a condition to the offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock. The Class B Common Stock is essentially identical to the Class A Common Stock, except that the Class B Common Stock is entitled to 5 votes per share and the Class A Common Stock is entitled to 1 vote per share. An aggregate of 1,080,767 shares of Class B Common Stock have converted into Class A Common Stock. The Company has agreed to grant to the converting Class B Common Stockholders five-year warrants, exercisable at $0.75 per share, to purchase a number of shares of Class A Common Stock equal to the number of shares converted of Class B Common Stock.

         POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS The Company's Certificate of Amendment to the Restated Certificate of Incorporation (the "Certificate of Incorporation") and By-Laws and New Jersey's Business Corporation Act contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Class A Common Stock. Certain of such provisions impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions. Furthermore, the Company's Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of preferred stock on terms, which may be fixed by the Company's Board of Directors without further shareholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Class A Common Stock. In February 1997, in connection with the EP MedSystems Agreement, the Company sold 280,000 shares of the Series B Cumulative Convertible Preferred Stock to EP MedSystems that contains certain priority claims to assets and dividends and special voting rights. The Series B Cumulative Convertible Preferred Stock and the issuance of other shares of preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which shareholders may receive premiums for their shares of Class A Common Stock or otherwise dilute the rights of holders of Class A Common Stock and the market price of the Class A Common Stock.

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

         DELISTING FROM THE NASDAQ SMALLCAP MARKET Effective November 16, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market'sm' (the "Nasdaq-SMC") and are now listed on the NASD OTC Bulletin Board". Because the Company has been delisted from the Nasdaq-SMC, trading, if any, in the Company's securities must be conducted in the over-the-counter market. As a result, an investor will find it more difficult to dispose of, and to obtain accurate quotations as to the value of, such securities.

         In addition, trading in the Class A Common Stock is now subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 individually, or $300,000 together with their spouses) must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq-SMC that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company currently leases an approximately 20,000 square foot facility on U.S. Route 1 in Monmouth Junction, New Jersey, pursuant to a five-year lease expiring on March 31, 2002. Currently, the Company utilizes 15,000 square feet of such facility. However, the facility contains space appropriate for approximately 4,000 square feet of offices for planned personnel, and approximately 16,000 square feet appropriate for manufacturing and laboratory use. The lease provides for an annual rent of approximately $259,000 for the fiscal year ended August 31, 1999 and approximately $294,000 for each fiscal year thereafter through March 2002. Such lease also provides for payment by the Company of real estate taxes and certain operating expenses. The Company has an option to purchase the entire facility for a purchase price of $2,000,000 plus certain consumer price index adjustments, which expires on March 31, 2002. The Company believes that these facilities are adequate for its current administrative and manufacturing needs and that this facility will be sufficient to meet the Company's anticipated manufacturing needs through April 2002. The property that the Company leases is in good condition.

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

         In the opinion of the Management of the Company, the property described herein is adequately covered by insurance.

         In addition, research and development activities are currently conducted on behalf of the Company in the United States and Europe at various hospitals.

ITEM 3. LEGAL PROCEEDINGS.

         On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. See "-Collaborative Agreements." In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the suit will be reinstated. The appellate court has set December 7, 1999 as the date for oral argument of the appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended August 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

         From January 22, 1996 through November 16, 1998, shares of the Class A Common Stock were traded on the Nasdaq-SMC. On November 16, 1998, the Company's securities were delisted from the Nasdaq-SMC and are currently trading on the NASD's OTC Bulletin Board'r'. The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low last sales prices for shares of the Class A Common Stock. The quotations following reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.



         QUARTER ENDED                                                        HIGH                      LOW
         -------------------------------------------------- ----------------------- ------------------------

         November 30, 1996                                                       5                    4 1/2
         February 28, 1997                                                       6                        4
         May 31, 1997                                                        4 1/8                        3
         August 31, 1997                                                     3 5/8                        2
         November 30, 1997                                                   4 1/4                    1 3/4
         February 29, 1998                                                   3 3/4                    2 3/4
         May 31, 1998                                                        3 5/8                    1 3/4
         August 31, 1998                                                     3 1/8                        2
         November 30, 1998                                                   2 7/8                        1
         February 28, 1999                                                   1 1/4                      3/4
         May 31, 1999                                                          1/2                      3/8
         August 31, 1999                                                       7/8                      1/2
         September 1, 1999 through November 19, 1999                        1 1/16                      3/8




Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, the number of shareholders of record of the Class A Common Stock and Class B Common Stock on November 12, 1999 was approximately 18 and 10 respectively. The Company believes that there is in excess of 550 beneficial owners of the Class A Common Stock whose shares are held in "Street Name."

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

Recent Sales of Unregistered Securities

         During the period covered by this Report, except as previously included on a Form 10-QSB, the Company sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the exemption provided by Section 42 thereunder each of the purchasers represented that it was an accredited investor and the offer did not involve a general solicitation.

         CONVERTIBLE DEBENTURES On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and (ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. The notes bear interest at 6.5% per annum and matures three years from the date of the final closing (October 29, 1999), unless previously converted into Class A Common Stock. A total of $2,525,000 notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock (i) at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest),
(ii) at the option of the Company, on the maturity date, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,684,358 and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $225,000. The warrants were valued at $.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

         A total of 101 units were sold and exchanged for previously issued debt.

         As a condition to the offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock.

         Pursuant to the terms of the private placement, the Company has agreed to a rights offering to its Common Stockholders for the purchase of additional Company securities. Any such offering will require that the Company prepare and file with the Securities and Exchange Commission the referred Registration Statement.

         The Placement Agents for the offering are entitled to cash compensation equal to 10% of the gross proceeds of the offering and five year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

Results of Operations

         FISCAL YEAR ENDED AUGUST 31, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1998: The Company had sales revenue for the fiscal year ended August 31, 1999 ("fiscal 1999") of $25,197 and revenue of $370,000 from options of technology, license and development fees. Option fees totaled $225,000 with two different companies and two different technologies. One company did not exercise the option and the other company has extended its option to February 28, 2000 subject to a final license agreement. Other license fees totaling $145,000 were recorded during fiscal 1999.

         The 1998 license and development fees are principally related to an $800,000 upfront nonrefundable license fee from Medtronic.

         Product sales for fiscal 1999 were $25,197 as compared to fiscal year ended August 31, 1998 ("fiscal 1998") product sales of $20,985.

         The cost of products sold was $142,746 for fiscal 1999 and $9,357 in fiscal 1998. Fiscal 1999 included a charge of $127,043 for a write-off of work in process and finished goods inventory. The reserve was a result of the discontinuance of two product lines, but the Company plans to continue to license the technology.

         The Company incurred research and development expenses for fiscal 1999 of $1,217,838. Research and development expenses decreased 16.5% during the fiscal 1999 when compared to the fiscal 1998, in which such expenses were $1,457,699, and is primarily attributable to a $165,000 reimbursement of certain development expenses under the terms of a joint venture partnership with a related company. Additionally, the Company experienced reduced consultants' expenses in fiscal 1999 due to both a reduction in raw materials purchases, due to reduced activity, and a reduction in computer costs due to the conversion of a new computer system in the prior year.

         The Company had marketing, general and administrative expenses of $1,045,588 for fiscal 1999. Selling, general and administrative expenses decreased 50.5% during the fiscal 1999 when compared to fiscal 1998, in which such expenses were $1,380,935. The decline in marketing, general and administrative expenses from fiscal 1998 is primarily attributable to a decline in legal expenses resulting from the EP MedSystems litigation, attempting to satisfy the listing requirements of Nasdaq, a license agreement entered into with Medtronic in October 1997 and an agreement with Alliance Partners ("Alliance") to reclassify a contingent liability to permanent capital. The Company also recognized $49,000 of compensation expense associated with issuance of Class A Common Stock to Alliance in fiscal 1998. Other factors that reduced marketing, general and administration expenses to a lesser extent were reductions in insurance and travel expenses because of reduced insurance premiums and decreased activity.

         The increase in interest expense was the result of the issuance of the 6.5% convertible debentures in fiscal 1999.

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

Net Income

       The Company anticipates that revenues will be insufficient to meet all operating expenses for the foreseeable future even if there is market acceptance of its products, and accordingly, it expects to incur substantially increased operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

         As of October 20, 1999 the Company announced the completion of its Private Placement. As a condition to the Private Placement, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock. Subsequent to August 29, 1999, an aggregate of 1,080,767 shares of Class B Common Stock have converted into Class A Common Stock, and are still subject to the underwriting agreement and terms subject to forfeiture.

Liquidity and Capital Resources

         Since its inception, the Company's efforts have been principally devoted to research and development and raising capital, and the Company has sustained cumulative losses of approximately $(18,174,000) through August 31, 1999. These losses resulted primarily from research and development expenses aggregating approximately $11,154,000 relating to the Company's technologies and products, and expenses aggregating approximately $8,854,000 incurred in connection with marketing, and general and administrative activities, including legal and professional activities relating thereto, which are continuing since inception (February 14, 1990). The Company has funded its activities through equity and debt financing, representing an aggregate of $17,568,000. As of August 31, 1999, the Company had negative working capital of approximately $(2,061,000), an accumulated deficit of approximately $(15,084,000) and a shareholders' deficit of approximately $(2,193,000).

         In December 1996, the Company entered into the Medtronic Agreement, for certain proprietary technologies.

         In February 1997, the Company entered into the EP MedSystems Agreement and Preferred Stock Subscription Agreement with EP MedSystems. The Company sold 280,000 shares of Series B Cumulative Convertible Preferred Stock for $1,400,000 under the terms of the Subscription Agreement with EP MedSystems. See "Item 3 - Legal Proceedings." On October 22, 1998, EP MedSystems served a notice upon the Company demanding registration of the Series B Preferred Stock, which EP MedSystems holds.

         On October 29, 1999 the Company completed its private placement offering. The offering resulted in cash proceeds of $2,000,000 and the cancellation of $525,000 of principal amount of indebtedness plus, $36,329 in interest owed to one of the placement agents. The notes and warrants were offered in the form of units, each unit consisting of a 6 1/2 % convertible three-year promissory note in the principal amount of $25,000 and a three-year warrant to purchase 33,333 shares of Class A Common Stock of the Company at $0.75 per share. In general, the principal and accrued interest on the notes are convertible at the option of the holder into shares of Class A Common Stock at the rate of $0.75 per share at the time beginning ninety days after October 29,1999. A portion of the notes sold in the offering are convertible by the holder at the lesser of $0.75 per share or the market price at the time of conversion, but at not less than $0.25 per share. The notes are also convertible at the option of the Company at any time beginning one year after October 29, 1999 at the lesser of $0.75 per share or market, but not less than $0.25 per share. The cancellation of the indebtedness to the placement agent resulted in the conversion of the debt into the purchase of 21 units in the offering and the issuance of 48,426 shares of the Company's Class A Common Stock as full payment of the interest.

         As a condition to the Private Placement Offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock.

         The Placement Agents for the Private Placement Offering are entitled to cash compensation equal to 10% of the gross proceeds of the offering and five year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share.

         Pursuant to the terms of the Private Placement, the Company has agreed to a rights offering (the "Rights Offering") to its Common Stockholders for the purchase of additional Company securities. Any such offering will require that the Company prepare and file with the Securities and Exchange Commission the required negotiation statement.

         The Placement Agents for the Rights Offering are entitled to cash compensation equal to 11.25% of the gross proceeds of the offering and five year warrants to purchase up to 11.25% of the shares issued in the Offering

         During the 12-month period following the date of this Report, the Company intends to focus its efforts on marketing and production of its EchoFlow products. (The Federal Food and Drug Administration cleared for marketing the first EchoFlow product, the BVM-1, on September 23, 1999.) During such period, the Company will also continue its efforts in exploiting the ColorMark and EchoMark technologies, will continue the testing of its EchoEye technology, and will seek support of an alliance partner or partners for all of its technologies. The Company may also commence research and development of other products utilizing its technologies, and seek the requisite regulatory approvals for certain of the Company's other proposed products during this time period.

         The report of the Company's independent auditors on the Company's financial statements includes an explanatory paragraph which states that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company's current cash balance is only sufficient to meet its cash requirements through December 31, 1999 and is therefore in need of immediate additional funds. The Company expects that additional cash resources will be available either through financing provided by the completion of license agreements (see "Description of Business-Collaborative Agreements") and strategic alliances, the sale of its New Jersey tax benefits under the State of New Jersey Tax Benefit Certificate Transfer Program or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

         YEAR 2000 COMPATIBILITY The Company has determined the potential impact of the Year 2000 on its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or systems failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company has requested its suppliers and contractors to notify EchoCath of their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the Year 2000 approaches. The Company has completed its assessment, and believes that it is Year 2000 Compliant. The costs associated with the Year 2000 assessment, remediation and testing have not had a material impact on the Company's operating results.

ITEM 7. FINANCIAL STATEMENTS. F-1 to F-27

                                 ECHOCATH, INC.

                              Financial Statements

                                 August 31, 1999


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors and Stockholders
EchoCath, Inc.:

We have audited the accompanying balance sheet of EchoCath, Inc. as of August 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EchoCath, Inc. as of August 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 1999 in conformity with generally accepted accounting principles.

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


                                             /s/ KPMG LLP

November 23, 1999

                                 ECHOCATH, INC.

                                  Balance Sheet

                                 August 31, 1999

                                     Assets
Current assets:
   Cash and cash equivalents                                        $     26,264
   Inventory                                                              44,325
   Prepaid expenses and other assets                                      71,903
                                                                    ------------
            Total current assets                                         142,492

Furniture, equipment and leasehold improvements, net                     184,575
Intangible assets, net                                                   287,384
Debt issuance cost, net                                                  340,642
Other assets                                                              61,403
                                                                    ------------

            Total assets                                            $  1,016,496
                                                                    ============

                                  Liabilities

Current liabilities:
   Notes payable-Bard                                                    540,000
   6.5% Convertible Debentures-IPA                                       525,000
   Accounts payable                                                      177,066
   Accrued expenses                                                      943,390
   Obligations under capital leases - current portion                     17,863
                                                                    ------------

            Total current liabilities                                  2,203,319

6.5% Convertible notes                                                   850,000
Obligations under capital leases, less current portion                    19,271
Other liabilities                                                        136,750
                                                                    ------------

            Total liabilities                                          3,209,340
                                                                    ------------

Stockholders' deficit:

   Preferred stock, no par value, 5,000,000 shares
     authorized; 280,000 shares of Series B cumulative
     convertible issued and outstanding, senior in
     liquidation to Class A and Class B common stock
     (liquidation value $1,400,000)                                   1,393,889
   Class A common stock, no par value, 18,500,000 shares
     authorized; 2,352,018 shares issued and outstanding              7,473,834
   Class B common stock, no par value, 1,500,000 shares
     authorized; 1,172,018 shares issued and outstanding
     327,982 shares retired; convertible into one share of
     Class A common stock                                             4,023,470
   Accumulated deficit                                              (15,084,037)
                                                                   ------------

            Total stockholders' deficit                              (2,192,844)

Commitments and contingencies
                                                                   ------------

                                                                   $  1,016,496
                                                                   ============

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                            Statements of Operations

                      Years ended August 31, 1998 and 1999

                                                        1998            1999
                                                        ----            ----
Revenues:
   License and development fees                     $ 1,054,414         370,000
   Product sales                                         20,985          25,197
                                                    -----------     -----------

                                                      1,075,399         395,197
                                                    -----------     -----------

Operating expenses:
   Cost of sales                                          9,357         142,746
   Research and development                           1,457,699       1,217,838
   Marketing, general and administrative              1,380,935       1,045,588
                                                    -----------     -----------

                                                      2,847,991       2,406,172
                                                    -----------     -----------

            Loss from operations                     (1,772,592)     (2,010,975)
                                                    -----------     -----------

Other income (expense):
   Interest income                                       51,228           5,109
   Interest expense                                     (59,100)       (100,687)
                                                    -----------     -----------

                                                         (7,872)        (95,578)
                                                    -----------     -----------

            Net loss                                 (1,780,464)     (2,106,553)
                                                    ===========     ===========

Preferred dividends                                     (75,600)        (75,600)
                                                    -----------     -----------

            Net loss to common stockholders         $(1,856,064)     (2,182,153)
                                                    ===========     ===========

Basic and diluted net loss per common share         $      (.71)           (.81)
                                                    ===========     ===========

Weighted average shares outstanding                   2,625,000       2,691,000
                                                    ===========     ===========


See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                       Statements of Stockholders' Deficit

                      Years ended August 31, 1998 and 1999

                                                Class B     Class A     Class B
                                               preferred     common      common    Accumulated
                                                 stock       stock       stock       deficit        Total
                                                 -----       -----       -----       -------        -----
Balance (deficit) at August 31, 1997           1,393,889   6,198,611   3,273,470   (11,045,820)     (179,850)

Issuance of Class A common stock                      --   1,049,000          --            --     1,049,000
Employee stock purchase plan                          --         608          --            --           608
Capital contribution from Alliance Partners           --          --     750,000            --       750,000
Dividends on preferred stock                          --          --          --       (75,600)      (75,600)
Net loss                                              --          --          --    (1,780,464)   (1,780,464)
                                              ----------   ---------   ---------   -----------    ----------

Balance (deficit) at August 31, 1998          $1,393,889   7,248,219   4,023,470   (12,901,884)     (236,306)
                                              ==========   =========   =========   ===========    ==========

Employee stock purchase plan                          --         615          --            --           615
Issuance of Class A common stock
  warrants in connection with debt
  financing                                           --     225,000          --            --       225,000

Dividends on preferred stock                          --          --          --       (75,600)      (75,600)

Net loss                                              --          --          --    (2,106,553)   (2,106,553)
                                              ----------   ---------   ---------   -----------    ----------

Balance (deficit) at August 31, 1999          $1,393,889   7,473,834   4,023,470   (15,084,037)   (2,192,844)
                                              ==========   =========   =========   ===========    ==========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                            Statements of Cash Flows

                      Years ended August 31, 1998 and 1999

                                                                      1998          1999
                                                                      ----          ----
Cash flows from operating activities:
   Net loss                                                       $(1,780,464)   (2,106,553)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                  118,639       111,456
       Change in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable              (4,905)        4,905
         Decrease in inventory, net                                    11,444       144,796
         Decrease in prepaid expenses and other current assets         18,544        19,546
         Decrease (increase) in other assets                            8,096       (41,672)
         Increase in accounts payable                                  10,271       106,005
         Increase in accrued expenses                                 147,673       393,091
         Increase (decrease) in other liabilities                      61,725       (12,494)
                                                                  -----------    ----------
            Net cash used in operating activities                  (1,408,977)   (1,380,920)
                                                                  -----------    ----------

Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold improvements       (29,552)      (19,391)
   Purchases of intangible assets                                     (37,092)      (27,699)
                                                                  -----------    ----------
            Net cash used in investing activities                     (66,644)      (47,090)
                                                                  -----------    ----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                    (16,086)       (1,333)
   Proceeds from employee stock purchase plan                             608           615
   Issuance of Class A common stock                                 1,049,000
   Class B preferred dividends                                        (75,600)      (75,600)
   Proceeds from IPA notes                                                 --       525,000
   Debt issuance costs                                                (15,000)     (100,642)
   Net proceeds from 6.5% convertible notes                                --       850,000
                                                                  -----------    ----------
            Net cash provided by financing activities                 942,922     1,198,040
                                                                  -----------    ----------
            Net decrease in cash and cash equivalents                (532,699)     (229,970)

Cash and cash equivalents at beginning of year                        788,933       256,234
                                                                  -----------    ----------

Cash and cash equivalents at end of year                          $   256,234        26,264
                                                                  ===========    ==========

Supplemental disclosure of cash flow information-

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

   interest paid                                                  $    58,750       100,387
                                                                  ===========    ==========

Supplemental disclosure of noncash information-
   equipment acquired under capital lease                         $     8,190        13,337

Debt issuance costs incurred in connection with
issuance of Class A Common Stock warrants                         $       --        225,000
                                                                  ===========    ==========

See accompanying notes to financial statements

(1)   Organization, Liquidity and Summary of Significant Accounting Policies

      Organization

      EchoCath, Inc. (the Company) was initially organized as a general partnership on February 14, 1990 in the State of New Jersey under the name of Catheter Technology Company, which name was subsequently changed to EchoCath, Ltd. (the Partnership), to develop and market medical devices using ultrasound imaging technology. On September 21, 1992, the partners of the General Partnership exchanged their partnership interests for equivalent ownership interest in the common stock of the Company. Since inception, the Company has been engaged primarily in research and development activities.

      Liquidity

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

      The Company's operations have not generated significant revenues to date. The Company has incurred substantial losses since inception in 1990 and expects that losses will continue in the foreseeable future. The Company incurred a net loss before preferred dividends of $2,106,553 for the year ended August 31, 1999, and as of August 31, 1999 had a working capital deficiency of $2,060,827 and an accumulated deficit of $15,084,037. The Company expects to incur additional expenditures for further development and expand its product lines. Subsequent to August 1999, the Company completed a private placement of $2,000,000 of convertible securities and received net proceeds of $1,684,358 from this offering. As a result of liquidity problems, the Company has experienced delays and other problems with vendors and suppliers. The Company believes that these problems and the threat of and the possible initiation of legal action to collect on outstanding debts will continue until cash flow problems have been alleviated. The Company anticipates that its current cash should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through December 1999. Management's plans for the next 12 months include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      agreements with entities interested in and resources to support the Company's research and development and product commercialization, the sale of its New Jersey Tax Benefits under the State of New Jersey tax benefit certificate transfer program which is subject to certain limitations or other business transactions which may generate sufficient resources to ensure continuation of the Company's operations and research programs. However, no assurance can be given that the Company will be successful in raising additional capital, entering into a business alliance or realize profitable product sales. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. The Company has suffered recurring losses from operations, has negative working capital, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Following December 31, 1999, the Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

(1),  Continued

      On February 26, 1998 the Company was notified by NASDAQ that, based on the Company's current equity level, it did not satisfy NASDAQ's minimum equity requirement of $2 million and would be scheduled for delisting. The Company appealed the delisting decision but ultimately was informed that it was delisted from the NASDAQ Small Cap Market effective November 16, 1998. The Company is now listed on the NASDOTC Bulletin Board.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States financial institutions. A total of $39,000 is restricted as collateral for long-term obligations and is included as a component of other long-term Assets. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

      Revenue Recognition

      Revenue from product sales is recognized upon shipment and passage of title to the customer. Revenue from license and development fees is recognized when earned.

      Intangibles

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

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

(1),  Continued

      Accounting for Income Taxes

      Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period in which such tax rate changes are enacted.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Stock-based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On September 1, 1996, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123, also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

      Net Loss Per Share

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      Basic and dilutive net loss per common share for fiscal 1998 and 1999 is calculated based upon net loss after cumulative Series B preferred stock dividends of $75,600 in both years, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for all periods presented.

      Financial Instruments

      The carrying amounts of cash and cash equivalents and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is based on the discounted cash flow analysis, based on the Company's current incremental borrowing rate for similar type of borrowing arrangements which approximates the carrying value of the debt at August 31, 1999.


      Comprehensive Income

      Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations. The net loss of $1,780,000 and $2,107,000 recorded for the year ended August 31, 1998 and 1999, respectively, is equal to the comprehensive loss for those periods

(2)   Inventory

      Inventory as of August 31, 1999 consists of the following:

               Raw materials                            $44,325
               Work in progress                               -
               Finished goods                                 -
                                                        -------
                                                        $44,325
                                                        =======

(3)   Furniture, Equipment and Leasehold Improvements

      Furniture, equipment and leasehold improvements as of August 31, 1999 consist of the following:

      Laboratory and production equipment                        $361,424
      Office equipment                                            328,633
      Leasehold improvements                                       19,347
                                                                 --------
                                                                  709,404
      Less accumulated depreciation and amortization              524,829
                                                                 --------
      Furniture, equipment and leasehold improvements, net       $184,575
                                                                 ========

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

(3),  Continued

      As of August 31, 1999, equipment acquired under capital leases (see note
      6) amounted to $156,357 and related accumulated depreciation is $120,571. The Company recognized depreciation expense of $97,945 and $87,325 for the fiscal years ended August 31, 1998 and 1999, respectively.

(4)   Intangible Assets

      Intangible assets components as of August 31, 1999 consist of the following:

          Patents and trademarks                              $344,980
          Patent application costs                              39,822
                                                              --------
                                                               384,802

          Less accumulated amortization                         97,418
                                                              --------

                                                              $287,384
                                                              ========

(5)   Debt

      Bard Debt

      On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc. (Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note payable issued by the Company to Bard, which is secured by virtually all of the Company's inventory, furniture and equipment. The development, supply and license agreement was terminated on October 28, 1996. The note bears interest of prime plus 1% and was due December 31, 1998. The carrying amount of this note approximates its fair value due to the variable nature of interest rates. The principal and accrued interest due as of August 31, 1999 is $715,030.

      On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company is required to make Principal Payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1%.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      Convertible Debentures

      The Company issued two convertible debentures to Investment Partners of America, LP (IPA), a New Jersey limited partnership, in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27, 1998. The first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. The debentures pay 6.5% interest. The debentures are convertible into shares of the Company's Class A common stock at the then-current market

(5),  Continued

      price, but no greater than $2.00 per share and no less than $1.00 per share. The shares of Class A common stock issuable upon conversion of the debentures carry price protection, in that the holders of such shares will receive additional shares equal to the price difference if the Company sells shares to a third party at a price less than the conversion price. These debentures were converted into 21 units of 6.5% convertible notes subsequent to August 1999. (See note 17). In addition, an affiliate of IPA received a six-month consulting agreement with the Company for $5,000 monthly on October 27, 1998.

      6.5% Convertible Notes

      In October 1999, the Company completed a private placement offering. (See note 17). In conjunction with the private placement, the Company issued $850,000 of 6.5% convertible notes as of August 31, 1999. The Notes bear interest at 6.5% per annum and mature three-years from the date of the final closing (October 29, 1999), unless previously converted into Class A Common Stock. The Notes are convertible into shares of Common Stock (i) at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock of each $0.75 of debt (plus accrued and unpaid interest), (ii) at the option of the Company, on the maturity date, at a conversion price equal to the lesser of $0.75 or the average closing sales price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share.


(6)   Obligations under Capital Leases

      Equipment under capital leases are capitalized using interest rates (ranging from 7.3% to 13.87%) in effect at the inception of the lease.

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 1999:

         2000                                                     $19,925
         2001                                                      14,956
         2002                                                       6,972
         2003                                                       1,890
                                                                  -------
                     Total minimum lease payments                  43,743

         Less amount representing interest                          6,609
                                                                  -------
                     Present value of net minimum
                        lease payments                             37,134

         Less current portion of obligations under capital lease   17,863
                                                                  -------

                     Long-term portion of obligations
                        under capital lease                       $19,271
                                                                  =======

(7)   Stockholders' Deficit

      Voting Rights

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      The holders of the Company's Series B Common Stock maintain "super voting" rights, whereby they are entitled to 5 votes per Class B
      Common share. As a condition of the private placement offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares of Class B Common Stock into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common shareholder converting their shares received warrants to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. Subsequent to August 31, 1999, aggregates of 1,080,767 shares of Class B Common stock have converted into Class A Common Stock. (See Note 17.)

      Forfeitable Shares

      In connection with the initial public offering, the underwriter required that certain stockholders agree to contribute an aggregate of 833,000 shares of Class B common stock to the Company without consideration if specified earnings levels or market price targets are not met (the Forfeitable Shares). The Forfeitable Shares are not assignable or

(7),  Continued

      transferable. The restrictions on the Forfeitable Shares will be released only if any of the following occur:

      (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (the Minimum Pretax Income) amounts to at least $3.4 million during the fiscal year ending on August 31, 1998; or

      (b) the minimum pretax income amounts to at least $5.0 million during the fiscal year ending on August 31, 1999; or

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

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      If none of the foregoing targets are met, on November 30, 2001 the Forfeitable Shares will be placed in the Company's treasury and canceled. In the event that the restrictions on the Forfeitable Shares are released, the Company would be required to record compensation expense equal to the fair market value of the stock at the date the restrictions are released.

      The portion of forfeitable shares that have converted to Class A Common Stock are still subject to the underwriting agreement and terms subject to forfeiture. (See Note 17.)

      Preferred Stock and Related Litigation

      The Company's Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of preferred stock on terms which may be fixed by the Company's Board of Directors without further shareholder action.

      The Company entered into a subscription agreement dated February 27, 1997 through which EP MedSystems, Inc. (EP) purchased 280,000 shares of Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance

(7),  Continued

      goals of the Class A Common Stock are achieved. The conversion of Series B cumulative convertible preferred stock to Class A common stock will be at the conversion rate of one share of Class A common stock for each 1.2 shares of Series B cumulative preferred stock through 1999. Thereafter, the conversion rate shall be one share of Class A common stock for each
      1.3 shares of Series B cumulative preferred stock.

      On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated 'SS' 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems'

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an amended complaint, also alleging violations of 'SS' 10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an answer to the amended complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998 the Court dismissed the suit against the Company with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999, EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the lawsuit will be reinstated. A court date has been set for December 7, 1999. There can be no assurance that the Company will prevail in this matter, which could have a material adverse effect on the Company's operations, financial position and cash flows.

(8)   Development and License and Distribution Agreements

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

      The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may potentially receive development milestone payments of up to $150,000. Milestones include the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment but it has earned minimum royalties of $30,000 per quarter starting with calendar quarter beginning January 1999 under this agreement. The agreement

(8),  Continued

      provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of August 31, 1999, $80,000 of royalties due have been used to reduce accrued dividends. As of August 31, 1999 the Company has $109,000 of accrued preferred stock dividends, which is included as a component of other liabilities on the accompanying Balance Sheet.

      On October 30, 1997, the Company announced it had reached a second definitive licensing and development agreement with Medtronic, Inc. Pursuant to the terms of the October 1997 Medtronic Agreement, the Company granted Medtronic (i) a worldwide exclusive license to make, have made, use, sell and have sold products utilizing the Company's ColorMark and

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

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

      In consideration of the grant of the exclusive rights to Medtronic, Medtronic agreed to pay to the Company a combined total of $1,800,000, which amount included, (i) $800,000 paid to the Company in upfront licensing fees which was recognized as revenue during fiscal 1998 and (ii) $1,000,000 from the purchase of 363,636 restricted shares of the Company's Class A common stock, no par value (the "Class A common stock"), issued to Medtronic Asset Management, Inc., a wholly-owned subsidiary of Medtronic. Additionally, the Company may receive minimum annual royalties from Medtronic upon product commercialization. In fiscal 1998, the Company received $250,000 for the completion of "Concept Design Validation" for the EchoFlow instrument under this agreement.

      The Company entered into an option agreement on January 11, 1999 with another company for the licensing of certain technology. The term of the option was three months and the non-refundable consideration received for the option was $100,000. The Company extended the option to June 11, 1999 for additional consideration of $60,000, but did not renew the option beyond June 11, 1999. The option has now expired.

      The Company entered into an option agreement on April 16, 1999 with another company for the licensing of certain technology. The term of the option was three months, and the non-refundable consideration received for the option was $35,000. The option has been extended at the election of the holder for up to three one-month periods upon payment of a non-refundable fee to the Company of $10,000 per month. As of September 20, 1999 a new agreement was reached extending the term of the option for four additional months starting November 1, 1999 upon monthly payments of $10,000 per month.

(9)   Income Taxes

      As of August 31, 1999, the Company has available net operating loss carryforwards of approximately $13,743,000 for income tax reporting purposes, which are available to offset future Federal and state taxable income, if any, and expire between 2008 and 2019 and 2000 and 2006, respectively. The Company also has research and development tax credit carryforwards of approximately $369,000 for Federal income tax purposes which are

(9),  Continued

      available to reduce Federal income taxes, if any, through 2012. As a result of the initial public offering and private placements of stock in 1996, the Company experienced an ownership change as defined by rules enacted with the Tax Reform Act of 1986.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      Accordingly, the Company's ability to use its net operating loss carryforwards may be subject to certain limitations or may expire unused.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 31, 1999 are presented below:

      Deferred tax assets:
        Net operating loss carryforward                       $5,497,000
        Tax credit carryforward                                  369,000
        Accrued expenses                                         377,000
        Inventory                                                 79,000
        Technology rights                                        155,000
                                                              ----------
                  Total gross deferred tax assets              6,477,000

      Less valuation allowance                                 6,462,000
                                                              ----------
                  Net deferred tax assets                         15,000

      Deferred tax liabilities - Furniture, equipment and
        leasehold improvements, primarily due to differences
        in depreciation                                           15,000
                                                              ----------
                   Net deferred tax liability                 $       --
                                                              ==========

      The valuation allowance for deferred tax assets as of September 1, 1998 was $5,400,000. The net change in the total valuation allowance for the year ended August 31, 1999 was an increase of $1,062,000.

(10)  Related Party Transactions

      During the years ended August 31, 1998 and 1999, the Company incurred $9,071 and $26,004, respectively of management and administrative services from the parent company of a common stockholder. Management believes that the expenses charged approximate those that would have been charged by unrelated parties performing similar services.

(11)  401(k) Plan

      The Company maintains a 401(k) profit sharing plan for its employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees' compensation. The Company contributed $14,805 and $13,126 to the plan in 1998 and 1999, respectively.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

(12)  Commitments and Contingencies

      The Company leases office and laboratory facilities, equipment and vehicles under various noncancellable operating lease arrangements. Future minimum rental commitments required by such leases as of August 31, 1999 are as follows:

                        2000              $424,089
                        2001               295,948
                        2002               171,427
                                          --------
                                          $891,464
                                          ========

     Rental expense aggregated $347,754 in 1998 and $328,489 in 1999.

(13)  Stock Option Plans

      On August 24, 1995 and amended March 5, 1998, the Company adopted a stock option plan (the 1995 option plan) which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The total number of Class A common stock shares eligible for grant under the new stock option plan is 1,020,000 shares.

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

                                                    1998           1999
                                                    ----           ----
          Net loss to common stockholders -as
             reported                           $(1,856,064)    (2,182,153)
          Net loss to common stockholders -
             pro forma                           (2,012,615)    (2,359,998)
          Net loss per common share- as
             reported                               (.71)          (.81)
          Net loss per common share - pro
             forma                                  (.77)          (.88)
                                                    =====          =====

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      The fair value of the stock options granted in 1998 and 1999 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1999; dividend yield of 0%; expected volatility of 50.1%; a risk-free interest rate of 6.5%; and expected lives of 7 years.

      Presented below is a summary of the stock option plans for the years ended August 31, 1998 and 1999:

(13), Continued

                                            1998               1999
                                     ------------------  -----------------
                                               Weighted           Weighted
                                                average            average
                                               exercise           exercise
                                      Shares     price   Shares     price
                                      ------     -----   ------     -----
            Options outstanding at
               beginning of year     742,500   $ 3.375   742,500   $ 3.375
            Granted                       --        --   210,000     1.125
            Exercised                     --        --        --        --
            Forfeited/expired             --        --        --        --
            Options outstanding at
               end of year           742,500   $ 3.375   952,500   $ 2.633
                                     =======             =======

      A total of 815,000 shares are vested as of August 31, 1999.

      On October 9, 1999, the Board of Directors approved a compensation committee recommendation and granted options for 500,000 shares to management, vesting over three years, 190,000 shares to the non-management members of the Board that vest immediately, and 15,000 shares to employees and consultants that vest equally over the next three years. These options were granted at fair market value as of the date of grant. The grants issued to management and the non-management Board members are subject to shareholders approval.

(14)  Accrued Expenses

      Accrued expenses as of August 31, 1999 consists of the following:

           Professional fees                                    $326,737
           Payroll and benefits                                  142,949
           Rent                                                  253,797
           Accrued interest expense on notes payable             219,907
                                                                --------

                                                                $943,390
                                                                --------

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

(15)  Joint Venture Agreement

      In February 1999, the Company entered into a joint venture with Vital Signs, Inc., a related party. Certain members of the Company's Board of Directors are also members of Vital Signs, Inc. management. The joint venture will develop technology related to the use of the Company's EchoFlow technology in conjunction with the joint venture partner's technology. The joint venture partner received a 50% ownership in return for the contribution of certain technology valued at $665,000, as well as cash and services valued at $185,000. The Company received 50% ownership in the joint venture in return for contribution of its research and development efforts on the technology contributed by the partner. Additional funding of the joint venture is at the sole discretion of the joint venture partners. During 1999, the Company incurred research and development expenditures totaling $336,000 on behalf of the joint venture, of which it was reimbursed $165,000 by the joint venture for such services. This reimbursement was recorded as a decrease to research and development expenses on the accompanying statement of operations.

(15), Continued

(16)  Segment Information

      Effective September 1, 1998, The Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities with resect to any of its products. In addition, the Company does not directly conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discreet financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.

(17)  Subsequent Event

      On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and (ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. The notes bear interest at 6.5% per annum and matures three-years from the date of the final closing (October 29, 1999), unless previously converted into Class A Common Stock. A total of $2,525,000 notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest), the notes are also convertible at the option of the Company, on the maturity

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31,1999

      date, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,684,358 and the conversion of $525,000 of 6.5% convertible debentures (see note 5) into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $225,000. The warrants were valued at $.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

      The holders of the Company's Class B Common Stock maintain super voting rights whereby they are entitled to 5 votes per Class B Common Share.

      As a condition to the offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common Shareholder converting their shares received warrants to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. Subsequent to August 31, 1999, 1,080,767 shares of Class B Common Stock have converted into Class A Common Stock.

      The Placement Agents for the Private Placement offering are entitled to cash compensation equal to 10% of the gross proceeds of the offering and five year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share.

      Pursuant to the terms of the private placement, the Company has agreed to offer (a "Rights Offering") to its Class A Common Shareholders as soon as is practicable and efficacious (i) a right to purchase one share of Class A Common Stock at a price per share equal to the market price immediately prior to the effective date of a registration statement covering the Rights Offering and (ii) a three-year warrant to purchase one share of Class A Common Stock at such market price. The Placement Agents are entitled to a commission equal to 11.25% of the gross proceeds of the Rights Offering and five-year warrants to purchase a number of shares of Class A Common Stock equal to 11.25% of the number of shares sold

(17), Continued

      in the Offering, at an exercise price of $.75 per share. The Rights Offering, if and when made, will be made only by means of a prospectus.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

         The following table sets forth the name and positions of the executive officers and directors of the Company:

NAME                                      AGE    POSITION WITH THE COMPANY

Frank A. DeBernardis(1)                    57    Chief Executive Officer, President and Director
David Vilkomerson                          58    Executive Vice President, Director of Research and
                                                 Development, Assistant Secretary and Director
Daniel M. Mulvena(1)(2)(3)                 51    Chairman of the Board of Directors
Anthony J. Dimun(2)                        56    Director
Irwin M. Rosenthal(3)                      71    Secretary and Director

-------------

   (1) Member of the Executive Committee.
   (2) Member of the Compensation and Stock Option Committee.
   (3) Member of the Audit Committee.


         FRANK A. DEBERNARDIS has served as Chief Executive Officer, President and a director of the Company since its inception. From 1989 to 1992, Mr. DeBernardis served as President and was the sole stockholder of Implemed, Inc., a privately held corporation, which provided consulting services in the area of medical device manufacturing ("Implemed").

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

         DANIEL M. MULVENA has served as Chairman of the Board since September 1997 and as a Co-Chairman of the Board from August 1995 to September 1997. Mr. Mulvena is President of Commodore Associates, a private firm providing consulting services. Mr. Mulvena served as Vice-President and General Manager of the Mansfield Division of Boston Scientific, a publicly traded corporation, which manufactures and sells minimally invasive medical products, beginning in February 1992. Mr. Mulvena left Boston Scientific in April 1995 as Group Vice President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of Boston Scientific. Mr. Mulvena formerly served as Vice Chairman of the Board of Directors of Life Medical Sciences, Inc. ("Life Medical"), a publicly-held corporation engaged in the research and development of technologies for use in medical applications, from July 1992 to May 1995. Since May 1997, Mr. Mulvena has served on the Board of Directors of Thoratec Laboratories Corporation, since January 1998 has been acting Chairman of the Board of Magna-Lab Inc. ("Magna-Lab"), and since April 1998, a director of Zoll Medical, all of which are publicly-held corporations involved in medical technology.

         ANTHONY J. DIMUN has served as a director of the Company since inception, served as Secretary of the Company until August 1995 and served as a Vice President and Treasurer of the Company until November 1996. Mr. Dimun has been a certified public accountant since 1968. Mr. Dimun has served as the Chief Financial Officer and Executive Vice President and Director of Vital Signs, Inc. ("Vital Signs") since March 1991, its Secretary and Treasurer since December 1991 and as a director since August 1987. He is also a director of Bionx Implants Inc., a publicly traded medical device company.

         IRWIN M. ROSENTHAL has served as a director of the Company since August 1995 and as Secretary of the Company since September 1995. Mr. Rosenthal is a co-founder of Life Medical, has served as a director of Life Medical since its inception in 1990 and currently serves as both its Secretary and Treasurer. Mr. Rosenthal is an attorney and since 1960 has specialized in securities law. He is currently a partner at Graham & James LLP. Prior to July 1998, Mr. Rosenthal was a partner at Rubin Baum Levin Constant & Friedman. Mr. Rosenthal is also a director of Magna-Lab and Symbollon Corporation, a publicly traded chemical and medical technology company.

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

Key Personnel

         The Company's Key Personnel are as follows:

         David Lyons, (51), Vice-President of Engineering, has held this position with the Company since April 1997. Prior to serving as Vice-President of Engineering, Mr. Lyons served from 1991 to 1999, as Manager, Electronic R&D for the Company. He was responsible for the Company's design and development of electronics and software related to real-time three dimensional ultrasound imaging, ultrasound beacon systems, Doppler blood flow velocity measurement and Doppler signal processing methods. From 1988 to 1991 Mr. Lyons worked for Ultramed where he conducted similar design and development research.

         Alec Colleoni, (51), Manager of Manufacturing, Mr. Colleoni, a graduate of Feltrinelli Technical College in Italy, has managed the Company's manufacturing of a number of medical electronic companies, including Princeton Electronic Products and Ultramed, with over ten years experience in various FDA and GMP compliance requirements. He held positions with Johnson & Johnson and PA Associates and has received several patents in the United States.

         Morton Lefar, Ph.D., (61), has served as Manager, Regulatory Affairs and Quality Systems at the Company since August 1997. Currently, Dr. Lefar works on a part-time as needed basis for the Company. Dr. Lefar has worked in both the pharmaceutical and medical device industries for over 30 years. Following graduation at Rutgers University. Dr. Lefar has also held senior level positions at American Hoechst, National Medical Care and Banner Pharmacaps. Dr. Lefar was a founder and partner of Epolin Inc., a research and development firm. Dr. Lefar is the former Editor and Chief of the Journal of Regulatory Affairs and is Regulatory Affairs Certified.

Limitation of Liability and Indemnification Matters

         The Company's Certificate of Incorporation contains provisions to indemnify its directors and officers to the fullest extent permitted by New Jersey law, and also includes provisions to eliminate the personal liability of its directors and officers and its shareholders to the fullest extent permitted by New Jersey law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (i) breaches of such person's duty of loyalty, (ii) those instances where such person is found not to have acted in good faith and (iii) those instances where such person received an improper personal benefit as a result of such breach.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended August 31, 1999, 1998 and 1997 to Frank A. DeBernardis, the Company's Chief Executive Officer and David Vilkomerson, the Company's Executive Vice President (the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended August 31, 1999, 1998 or 1997.

                           Summary Compensation Table
                               Annual Compensation

                                                                                                Long Term
                                                                                              Compensation
                                                                                        Awards           Payouts
                                                                                     ------------      ------------
                                                                                      Securities
                                                                                      Underlying         All Other
 Name and Principal                                                Other Annual      Options/SARs      Compensation
     Position                   Year       Salary       Bonus      Compensation          ($)               ($)
 ------------------             ----       ------       -----      ------------      ------------      -------------
Frank A. DeBernardis             1999      $130,000(3)     --            --               --                --
Chief Executive Officer          1998      $130,000        --            --               --                --
                                 1997      $130,000     $16,000          --          150,000(1)(2)          --
                                                           0

David Vilkomerson                1999      $139,560(3)     --            --               --                --
Executive Vice President         1998      $134,600        --            --               --                --
                                 1997      $130,000     $16,000          --          150,000(1)(2)          --
                                                           0

-----------------

(1)  The security underlying all options is Class A Common Stock.

(2) Each option vested as to 50,000 shares on April 29, 1998 and vested as to 50,000 shares on April 29, 1999 and vests as to 50,000 shares on April 29, 2000.

(3) Mr. DeBernardis and Dr. Vilkomerson voluntarily deferred a portion of their compensation to preserve cash flow until the completion of the private placement. After the completion of the private placement the deferred compensation was paid. The table reflects compensation due before the voluntary deferral.

Stock Option Tables

      Option/SAR Grants in Last Fiscal Year The following table sets forth the options granted to the Named Executive Officers during the fiscal year, 1999. The Company granted 210,000 in stock options during such fiscal year. The Company has granted options to its directors and certain of its Company's officers to purchase 50,000 shares of the Class A Common Stock. Such options were all issued pursuant to the options plan and are exercisable for ten years following the date of grant. During fiscal year 2000, grants were issued for 665,000 shares subject to shareholder approval to certain directors, officers and employees.

                                INDIVIDUAL GRANTS

                                                  Percent of
                                 Number of           Total
                                 Securities      Options/SARs                      Market Price as
                                 Underlying       Granted to       Exercise or       Reported on
                                Options/SARs     Employees in          Base       Bulletin Board on    Expiration
            Name                  Granted       Fiscal Year(1)     Price($/Sh)      Date of Grant         Date

Anthony Dimun
Director                           50,000            23.8%            1.125               1.125         10/23/08

Irwin Rosenthal
Director                           50,000            23.8%            1.125               1.125         10/23/08

Daniel Mulvena                     50,000            23.8%            1.125               1.125         10/23/08



         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES The following table sets forth information (on an aggregate basis) concerning each exercise of stock options during the fiscal year ended August 31, 1999 by each of the Named Executive Officers and the final year-end value of unexercised options. The table reflects options exercisable within 60 days of the date of this Report.

                                                         NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED "IN-
                                                       UNEXERCISED OPTIONS/SARs AT FISCAL    THE MONEY" OPTIONS/SARs AT
                                                                    YEAR-END                     FISCAL YEAR END(2)
                                SHARES
                              ACQUIRED ON      VALUE
                              EXERCISE(1)    REALIZED(3)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
Frank DeBernardis
Chief Executive Officer            0             0           120,000          50,000             0               0
David Vilkomerson
Executive Vice President           0             0           190,000          50,000             0               0

-----------------

(1) As of the date of this Report, none of the Named Executive Officers have exercised any of their options.
(2) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The last sales price of the securities underlying the options on November 9,1999, was $0.81125 per share, and the exercise price of the applicable options has been reset from $5.00 per share to $3.375 per share on April 29, 1997.
(3) Value realized is the closing market price of the stock on the date of exercise less the option price, multiplied by the number of shares acquired on exercise.

Compensation of Directors

      The Company pays all outside directors $500 for each board or committee meeting attended. Outside directors may also be reimbursed for expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors.

Employment Agreements

      The Company entered into employment agreements with Mr. Frank DeBernardis, to serve as President and Chief Executive Officer of the Company, and Dr. David Vilkomerson, to serve as Executive Vice President and Director of Research and Development of the Company, which expired in November 1996. Pursuant to such agreements, Mr. DeBernardis and Dr. Vilkomerson received a base salary of $130,000 at the time of expiration of the agreements. The employment agreements provided that each such agreement could be terminated by the Company only if such executive officer had materially breached his obligations under the agreement, engaged in willful misconduct against the Company or was found guilty of a felony by a court of competent jurisdiction which, in the discretion of the Board of Directors, would interfere with the performance of such executive officer's duties and responsibilities or would materially adversely affect the Company. The agreements also contained confidentiality and non-competition provisions. Under the terms of the agreement his base salary increased from $130,000 in the first year of his agreement, ending November 1, 1997, to $135,000 in the second year of his agreement, ending November 1, 1998, and $140,600 the last year of his agreement. Dr. David Vilkomerson signed an extended employment agreement on March 10, 1998. That agreement has expired as of November 1, 1999. The terms of an extended agreement should be similar to the original agreement. (See Certain Relationships and Related Transactions).

      Mr. DeBernardis has worked without a contract extension since November 1996, but is currently in discussion with the Compensation Committee to extend his employment agreement. The terms of an extended agreement should be similar to the original agreement.

      The Company entered into a consulting agreement with Mr. Mulvena, which expired on June 30, 1997. Pursuant to such agreement, Mr. Mulvena provided consulting services to the Company from July 1, 1995 through June 30, 1997, for up to 27 days per quarter, at a rate of $1,000 per day. The agreement provided for Mr. Mulvena to be reimbursed for his reasonable expenses and to be provided with Company benefits. The agreement also contained confidentiality and non-compete provisions. An extension of such consulting agreement has been negotiated and Mr. Mulvena will provide for up to four days per quarter, at a rate of $1,700 per day. (See Certain Relationships and Related Transactions).

Option Plan

      In August 1995, the Board of Directors adopted and the shareholders approved option plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock Option ("ISOs") (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options ("NQSOs") to certain directors, officers and employees of the Company. The Option Plan further provides for the grant of NQSOs and stock appreciation rights ("SARs") to directors, agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the Option Plan is to attract and retain employees, agents, consultants and directors. Options and SARs granted under the Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date.

      The Board of Directors has approved grants that total 1,657,500. The additional grants of 690,000 above the authorized total of 1,020,000 will require shareholder approval.

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

      On October 9, 1999, the Board of Directors approved a compensation committee recommendation and granted options for 500,000 shares to management, vesting over three years, 190,000 shares to the non-management members of the Board that vest immediately, and 15,000 shares to employees and consultants that vest equally over the next three years. These options were granted at fair market value as of the date of grant. The grants issued to management and the non-management Board members are subject to shareholder approval.

Profit Sharing 401(k) Plan

      In February 1996, the Company established a 401(k) plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees' compensation. The Company contributed approximately $13,126 in the fiscal year ended August 31, 1999.

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

      One of the Company's employees participated in the Investment Plan during the fiscal year ended August 31, 1999. During the fiscal year 1999, no shares of Class A Common Stock were issued under the Investment Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of November 8, 1999, certain information as to the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock or the Series B Cumulative Convertible Preferred Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers as a group.


                                                             AMOUNT AND NATURE OF
 NAME AND ADDRESS OF                                             BENEFICIAL          PERCENT OF       PERCENT OF
   BENEFICIAL OWNER                     TITLE OF CLASS        OWNERSHIP(1)(2)(3)        CLASS         VOTING POWER
Cathtech Corp.(6)                    Class A Common Stock           311,953             26.6%             18.4%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Anthony Dimun(7)                     Class A Common Stock            64,372              1.9%              1.6%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Ultramed, Inc.(8)                    Class A Common Stock           234,544              6.8%              5.9%
c/o Frank Joworisak
EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

David Vilkomerson(9)(13)             Class A Common Stock           284,068              8.2%              7.1%
c/o EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

Frank DeBernardis(10)                Class A Common Stock           164,362              4.7%              4.1%
c/o EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

Terence D.  Wall(5)                  Class A Common Stock           189,607              5.4%              4.8%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Vital Signs, Inc.(6)                 Class A Common Stock           311,953             26.6%             18.4%
20 Campus Road
Totowa, New Jersey 07512

Medtronic, Inc.(4)                   Class A Common Stock           363,636             40.5%              9.1%
7000 Central Ave. NE
Minneapolis, MN  55482

Irwin M. Rosenthal(11)               Class A Common Stock           162,084              4.7%              4.1%
c/o Irwin Rosenthal
885 Third Avenue
21st Floor
New York, New York  10022

Daniel M.  Mulvena(12)               Class A Common Stock           120,000              3.4%              3.0%
6 Fuller Lane
Marblehead, Mass.  01945

EP MedSystems, Inc.                  Series B Cumulative            280,000            100.0%              7.0%
58 Route 46 West                     Convertible Preferred
Budd Lake, NJ  07828                 Stock


All officers and directors as a      Class A Common Stock           794,886             27.6%             19.9%
group (5 persons)(14)

----------------
* Denotes less than 1%.

(1) Unless otherwise set forth herein, all shares set forth are shares of the Company's Class A Common Stock. The Class A Common Stock has one vote per share and the Class B Common Stock has five votes per share. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Certain holders have agreed that up to a portion of his or its shares of the Class B Common Stock now converted to A Shares pursuant to the terms of the Private Placement completed October 29, 1999, are subject to transfer to the Company for no consideration upon the failure of certain conditions to occur by certain dates. So long as such shares are subject to such conditions, the holder may vote but not dispose of such shares.
(3) Does not include shares of Class A Common Stock underlying options not exercisable within 60 days following November 22, 1999.
(4) Represents shares of Class A Common Stock held by Medtronic Asset Management, Inc., a Minnesota corporation and a wholly-owned subsidiary of Medtronic through which Medtronic holds certain investments. The amount of shares beneficially owned by Medtronic is based upon a Schedule 13D filed by Medtronic and Medtronic Asset Management, Inc. on November 10, 1997.
(5) Mr. Wall is a former director of the Company. Mr. Wall is currently an officer, a director and a principal stockholder of Vital Signs and an officer and director of Cathtech Corp., a privately-held corporation and wholly-owned subsidiary of Vital Signs ("Cathtech"). Such shares include 139,607 shares of Class A Common Stock held directly by Mr. Wall, as reported in a Schedule 13G filed by Mr. Wall on February 14, 1997, and an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days of November 22, 1999. These shares also include the 311,953 shares of Class A Common Stock owned by Cathtech.
(6) Cathtech is the beneficial owner of approximately 13% of the Common Stock of Ultramed. Vital Signs may be deemed to be a beneficial owner of the 311,953 shares of Class A Common Stock owned by Cathtech. The amount of shares beneficially owned by Cathtech is based upon a Schedule 13G filed by Cathtech and Vital Signs on February 14, 1997
(7) Mr. Dimun is an officer and a director of Vital Signs and Cathtech. These shares do not include the 311,953 shares of Class A Common Stock owned by Cathtech, as to which Mr. Dimun disclaims beneficial ownership, since Mr. Dimun is not a principal stockholder of Vital Signs. These shares include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999.
(8) All of the shares have been pledged to Vital Signs as collateral for a loan and accounts payable, respectively. The pledgees disclaim beneficial ownership of such shares. The amount of shares beneficially owned by Ultramed is based upon a Schedule 13G filed by Ultramed on February 14, 1997.
(9) Includes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 7,526 shares of Class A Common Stock, which options are exercisable within 60 days following November 22, 1999, and (ii) an option granted by the Company to Dr. Vilkomerson to purchase 90,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999. Excludes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 1,882 shares of Class A Common Stock of the Company, which options are not exercisable within 60 days following November 22, 1999, and (ii) 234,544 shares of Class A Common Stock owned by Ultramed (of which he is an officer, director and approximately 13% stockholder), as to which Dr. Vilkomerson disclaims beneficial ownership. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vested as to 50,000 shares on April 29, 1998, and vests as to 50,000 on April 29, 1999, and as to 50,000 shares on April 29, 2000.
(10) Includes options granted by the Company to Mr. DeBernardis to purchase 116,000 shares of Class A Common Stock, which options are exercisable within 60 days following November 22, 1999. Excludes (i) 10,006 shares of Class A Common Stock held in a trust for the benefit of Mr. DeBernardis' children, as to which Mr. DeBernardis disclaims beneficial ownership and
      (ii) options to purchase 4,000 shares of Class A Common Stock which are not yet vested. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vests as to 50,000 shares on April 29, 1998, as to 50,000 shares on April 29, 1999, April 29, 1999, and as to 50,000 shares on April 29, 2000.
(11) Such shares include 16,667 shares of Class A Common Stock, and an option to purchase 16,667 shares of Class A Common Stock, issued to Mr. Rosenthal in connection with the Alliance Agreement. The option to purchase 16,667 shares of Class A Common Stock is exercisable within 60 days following November 22, 1999. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999.
(12) Includes options granted by the Company to Mr. Mulvena to purchase 70,000 shares of Class A Common Stock, which options are exercisable within 60 days following November 22, 1999. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999.

(13) Includes 107,526 shares of Class A Common Stock and issuable upon exercise of options exercisable within 60 days following November 22, 1999. Excludes (i) 1,882 shares of Class B Common Stock underlying options that are not exercisable within 60 days following November 22, 1999 and (ii) options to purchase 104,000 shares of Class A Common Stock which are not yet vested.
(14) Options were issued to Dr. Vilkomerson and Mr. DeBernardis each in the amount of 250,000 shares of Class A Common Stock. These options however, are still awaiting shareholder approval and therefore, are not included in the Compensation Table or the Beneficial Ownership Table. Mr. Dimun, Mr. Rosenthal, and Mr. Mulvena were also issued options in the amount of 50,000 shares each of Class A Common Stock. These shares were not included because they are subject to shareholder approval and therefore, are not included in the Beneficial Ownership Tables.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since October 1, 1992, Vital Signs has provided certain management services to the Company and incurred certain out-of-pocket expenses on behalf of the Company. In fiscal 1999, the Company paid Vital Signs approximately $26,004 for such services and costs incurred. Management believes that the fees incurred by the Company did not exceed fees that would have been charged by unrelated parties for similar services. Vital Signs provided legal services to the Company for a portion of the fiscal year ended August 31, 1999.

      Pursuant to an agreement, dated July 7, 1995, between Alliance and the Company the ("Alliance Agreement"), Alliance satisfied a bank loan of the Company in the principal amount of $750,000 and in exchange, the Company agreed to repay Alliance if the Company receives at least $23,040,000 in gross proceeds from the exercise of the Class B Warrants. In November 1995, Alliance loaned the Company $100,000, which loan bore interest at a rate of 9% per annum and was repaid in January 1996. In January 1996, Alliance agreed to arrange for the payment of $750,000 by certain of the Company's existing shareholders to repay a demand note due by the Company to a bank in connection with the Company's repurchase of rights under the HRT Agreement. Alliance paid $75,000 of the $575,000.

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

      Irwin M. Rosenthal, is a director,and a partner of Alliance. Irwin M. Rosenthal is also a partner of Graham & James LLP, counsel to the Company.

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

10.22 Distribution Agreement, effective as of April 1, 1997, by and between the Company and Medison.(6)

10.23 License and Development Agreement, dated as of October 29, 1997, by and between the Company and Medtronic.(7)

10.24 Agreement, dated October 30, 1997, by and between the Company and Alliance.(8)

10.25 Employment Agreement, dated as of March 10, 1998, between the Company and
      David Vilkomerson.*(9)

10.26 Form of 6 1/2% Convertible Promissory Note.

10.27 Form of Warrant to purchase Shares of Class A Common Stock.

24    Power of Attorney (included in signature page hereto).*

27    Financial Data Schedule.*

-----------------

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

(6) Incorporated by reference to Exhibit 10.22 of the Company's Form 10-QSB for the quarter ended May 31, 1997.

(7)   Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated
      October 31, 1997.

(8)   Incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated
      October 31, 1997.

(9) Incorporated by reference to Exhibit 10.25 of the Company's Form 10-QSB for the quarter ended February 28, 1998.

(b)   Reports on Form 8-K

      During the quarter ended August 31, 1999, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ECHOCATH, INC.

                                 By:    /s/ Frank A.  DeBernardis
                                    --------------------------------
                                      Frank A. DeBernardis, Chief Executive
                                      Officer and President (principal executive
                                      officer and principal financial and
                                      accounting officer)

                                      November 29, 1999

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

Signature                                 Title                                        Date
---------                                 -----                                        ----
        /s/ Frank A.DeBernardis           Chief Executive Officer, President and       November 29, 1999
-------------------------------           Director (principal executive officer and
         Frank A. DeBernardis             principal financial and accounting officer)


        /s/ David Vilkomerson             Executive Vice President and Director        November 29, 1999
-----------------------------
         David Vilkomerson

        /s/ Anthony J. Dimun              Treasurer and Director                       November 29, 1999
----------------------------
         Anthony J. Dimun

        /s/ Irwin M. Rosenthal            Secretary and Director                       November 29, 1999
------------------------------
         Irwin M. Rosenthal

        /s/ Daniel M. Mulvena             Chairman of the Board and Director           November 29 , 1999
-----------------------------
         Daniel M. Mulvena

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as.....................'r'
The trademark symbol shall be expressed as................................'TM'
The service mark symbol shall be expressed as.............................'sm'
The section symbol shall be expressed as..................................'SS'