Form 10QSB
period 1999-11-30
ECHOCATH INC
filed 2000-01-19
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                  OR

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     Commission File Number :           0-27380
     ECHOCATH, INC.
     ---------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as specified in its charter)

                   New Jersey                                          22-3273101
------------------------------------------------         ------------------------------------
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

                   YES      X           NO
                         --------             -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
CLASS OF COMMON EQUITY                           OUTSTANDING AT JANUARY 14, 2000
Class A common stock (No Par Value)                                    3,524,036

Transitional Small Business Disclosure Format (check one)

                   YES                  NO       X
                         --------             -------

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1:           Financial Statements                                      Page

Balance Sheets,
August 31, 1999 and November 30, 1999 (Unaudited)                              3

Statements of Operations for the three months ended
November 30, 1998 (Unaudited), and November 30, 1999 (Unaudited)               4

Statements of Cash Flows for the three months ended
November 30, 1998 (Unaudited), and November 30, 1999 (Unaudited)               5

Notes to Financial Statements                                              6 - 9

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                      9 - 12

Signatures                                                                    13

ITEM 1: FINANCIAL STATEMENTS
                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   August 31, 1999      November 30, 1999
                                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $    26,264            $   244,577
   Inventory                                                                               44,325                 52,587
   Prepaid expenses                                                                        71,903                 51,057
                                                                                      -----------            -----------
                   Total current assets                                                   142,492                348,221
   Furniture, equipment and leasehold improvements, net                                   184,575                162,862
   Intangible assets, net                                                                 287,384                286,752
   Debt issuance cost, net                                                                340,642              1,143,269
   Other assets                                                                            61,403                 16,414
                                                                                      -----------            -----------
                                                                                      $ 1,016,496            $ 1,957,518
                                                                                      ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                                       $   540,000            $   150,000
   6.5% Convertible Debentures-IPA                                                        525,000                     --
   Deferred income                                                                             --                 10,000
   Accounts payable                                                                       177,066                123,305
   Accrued expenses                                                                       943,390                677,836
   Obligations under capital leases, less current portion                                  17,863                 17,863
                                                                                      -----------            -----------
                   Total current liabilities                                            2,203,319                979,004
6.5% Convertible notes                                                                    850,000              2,525,000
Note payable                                                                                   --                502,444
Obligations under capital leases                                                           19,271                 14,439
Other liabilities                                                                         136,750                120,447
                                                                                      -----------            -----------
                   Total liabilities                                                    3,209,340              4,141,334
                                                                                      -----------            -----------
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized;
     280,000 shares of Series B cumulative convertible issued and outstanding, senior in liquidation to Class A and Class B common
     stock, (liquidation value $1,400,000)                                              1,393,889              1,393,889
   Class A common stock, no par value, 18,500,000 shares authorized;
     3,524,036 issued and outstanding as of November 30, 1999 and
     2,352,018 as of August 31, 1999                                                    7,473,834             12,264,022
   Class B common stock, no par value, 1,500,000 shares authorized;
     1,172,018 shares issued and outstanding as of August 31, 1999 and 1,172,018 shares converted to Class A shares as of
     November 30, 1999                                                                  4,023,470                     --
   Accumulated deficit                                                                (15,084,037)           (15,841,727)
                                                                                      -----------            -----------
                   Total stockholders' deficit                                         (2,192,844)            (2,183,816)
                                                                                      -----------            -----------
                                                                                      -----------            -----------
                                                                                      $ 1,016,496            $ 1,957,518
                                                                                      ===========            ===========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED NOVEMBER 30, 1998 AND
                                NOVEMBER 30, 1999
                                   (UNAUDITED)



                                                           1998            1999
REVENUE:
License fees                                          $      --        $ 30,000
Product sales                                            15,719              --
                                                      ---------      ----------
Cost of sales                                             7,725              --
                                                      ---------      ----------
Gross profit                                              7,994          30,000

Operating expenses:
R&D                                                     389,734         365,322
Marketing and G&A                                       283,555         276,567
                                                      ---------      ----------
Total operating expenses                                673,289         641,889
                                                      ---------      ----------

Loss from operations                                   (665,295)       (611,889)

Net interest expense                                    (16,480)       (126,901)
                                                      ---------      ----------
Net loss                                              $(681,775)     $ (738,790)
                                                      =========      ==========

Basic and diluted net income per share                $    (.26)        $  (.28)
Weighted average shares outstanding                   2,691,000       2,691,000


See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                                             1998              1999
Cash flows from operating activities:
   Net loss                                                                           $  (681,775)       $ (738,790)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                   29,140            26,504
           Deferred income                                                                     --            10,000
           Change in operating assets & liabilities:
                Decrease in trade accounts receivable                                       4,905                --
                Decrease (increase) in inventory                                            3,415            (8,261)
                Decrease in prepaid expenses and other current assets                       9,632            20,846
                Decrease in other assets                                                      773            44,988
                Increase (decrease) in accounts payable                                    59,594           (53,762)
                Increase (decrease) in accrued expenses                                    58,594           (89,210)
                (Decrease) in other liabilities                                            (3,469)           (5,203)
                                                                                        ---------        ----------
                          Net cash used in operating activities                          (519,191)         (792,888)
                                                                                        ---------        ----------

Cash flows from investing activities:
           Purchases of furniture, equipment and leasehold improvements                    (6,056)               --
           Purchases of intangible assets                                                  (8,890)           (4,158)
                                                                                        ---------        ----------
                          Net cash used in investing activities                           (14,946)           (4,158)
                                                                                        ---------        ----------

Cash flows from financing activities:
           Principal payments on capital lease obligations                                 (4,983)           (4,832)
           Principal payments on C.R. Bard note                                                --           (75,000)
           Proceeds from employee stock purchase plan                                         538                --
           Proceeds from IPA notes                                                        525,000                --
           Class B preferred dividends                                                    (18,900)          (18,900)
           Debt issuance costs                                                                 --           (35,909)
           Proceeds from 6.5% convertible notes                                                --         1,150,000
                                                                                        ---------        ----------
                          Net cash provided by financing activities                       501,655         1,015,359
                                                                                        ---------        ----------

                          Net (decrease) increase in cash and cash equivalents            (32,482)          218,313
Cash and cash equivalents, beginning of year                                              256,234            26,264
                                                                                        ---------        ----------

Cash and cash equivalents, end of period                                                $ 223,752        $  244,577
                                                                                        =========        ==========

   Supplemental disclosure of cash flow information:
       Interest expense                                                                 $  19,018        $  134,148
                                                                                        ---------        ----------

   See Footnote C for non-cash financing activities

See accompanying notes to financial statements.

ECHOCATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A:  GENERAL AND BUSINESS

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Management of EchoCath, Inc. (the "Company") believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 1999.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of this certainty. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1998 and 1999 have been made.

NOTE B:

Inventories are summarized as follows:

                                    August 31, 1999          November 30, 1999
                                    ---------------          -----------------
Raw Materials                           $    44,325              $      52,587
Work in Process                                  --                         --
Finished Goods                                   --                         --
                                        -----------              -------------
                                        $    44,325              $      52,587
                                        ===========              =============

NOTE C:

PRIVATE PLACEMENT OFFERING

On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and
(ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing October 29, 1999, unless previously converted into Class A Common Stock. A total of $2,525,000 of notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest); the notes are also convertible at the option of the Company, on the maturity date, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,684,358, and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $673,327, plus $30,642 of other debt issuance costs. The warrants were valued at $.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

The holders of the Company's Class B Common Stock maintain "super voting" rights, whereby they are entitled to 5 votes per Class B Common Share. As a condition to the offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common shareholder converting their shares received a three-year warrant to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. A total of

1,172,018 warrants were issued. As of November 30, 1999, all shares of Class B Common Stock have been converted into Class A Common Stock. In connection with the warrants issued, the Company recorded issuance costs totaling $234,000. The warrants were valued at $.20 per warrant using the Black-Scholes pricing model. The issuance cost will be amortized over the life of the debt.

The Placement Agents for the private placement offering are entitled to cash compensation equal to 10% of the gross proceeds of the offering and 400,000 five-year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share. In connection with the warrants issued, the Company recorded issuance costs totaling $80,000, plus $200,000 for the placement agent fees. The warrants were valued at $0.20 per warrant using the Black-Scholes pricing model. The issuance costs will be amortized over the life of the debt.

Pursuant to the terms of the private placement, the Company has agreed to offer (a "Rights Offering") to its Class A Common Shareholders as soon as is practicable and efficacious (i) a right to purchase one share of Class A Common Stock at a price per share equal to the market price immediately prior to the effective date of a registration statement covering the Rights Offering and (ii) a three-year warrant to purchase one share of Class A Common Stock at such market price. The Placement Agents are entitled to a commission equal to 11.25% of the gross proceeds of the Rights Offering and five-year warrants to purchase a number of shares of Class A Common Stock equal to 11.25% of the number of shares sold in the Offering, at an exercise price of $.75 per share. The Rights Offering, if and when made, will be made only by means of a prospectus.

NOTE D:

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

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may potentially receive development milestone payments of up to $150,000. Milestones include the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment but it has earned minimum royalties of $30,000 per quarter starting with calendar quarter beginning January 1999 under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of November 30, 1999, $110,000 of royalties due have been used to reduce accrued dividends. As of November 30, 1999 the Company has $98,000 of accrued preferred stock dividends, which is included as a component of other liabilities on the accompanying Balance Sheet.

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

NOTE E:

PREFERRED STOCK SUBSCRIPTION AGREEMENT

The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A common stock are achieved. The Series B preferred stock is convertible into Class A common stock. The conversion of Series B cumulative convertible preferred stock to Class A common stock will be at the conversion rate of 1 share of Class A common stock for each
1.2 shares of Series B cumulative preferred stock through 1999. Thereafter, the conversion rate shall be 1 share of Class A common stock issuable for each 1.3 shares of Series B cumulative convertible preferred stock. See Part II, Item 1, Legal Proceedings.

NOTE F:

NET LOSS PER SHARE

Basic and dilutive net loss per common share for fiscal quarters ending November 30, 1998 and 1999 is calculated based upon net loss after cumulative Series B preferred stock dividends of $18,900 in both quarters, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for all periods presented.

NOTE G:

COMPREHENSIVE INCOME

The net loss of $681,775 and $738,790 recorded for the quarter ended November 30, 1998 and 1999, respectively, is equal to the comprehensive loss for those periods.

NOTE H:

BARD DEBT

On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc.
(Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note payable issued by the Company to Bard, which is secured by virtually all of the Company's inventory, furniture and equipment. The development, supply and license agreement was terminated on October 28, 1996. The note bears interest of prime plus 1% and was due December 31, 1998. The carrying amount of this note approximates its fair value due to the variable nature of interest rates. The principal and accrued interest due as of November 30, 1999 is $652,445.

On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company is required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1% and continue to accrue until full payment of all principal and interest outstanding.

NOTE I:

NEED FOR ADDITIONAL FINANCING

At November 30, 1999 the Company had a working capital deficiency of $700,760. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 1999 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond March 2000.

The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company expects that additional cash resources will be available either through financing provided by the completion of license agreements and strategic alliances, a rights offering or, if necessary, by reducing the level of its operational expenses by deferring certain research and development or marketing expenses. There can be no assurances that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

NOTE J:

SUBSEQUENT EVENT: SALE OF TAX BENEFITS

As of December 20, 1999, The Company sold tax benefits under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $447,956.

NOTE K:

SEGMENT INFORMATION

The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products. In addition, the Company does not directly conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separate reportable segments as defined by SFAS No. 131.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                  -------------------------------------------------

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 and 1999

REVENUE:

The Company had revenues of $30,000 from royalties for the quarter ended November 30, 1999, and revenues of $15,719 from product sales for the quarter ended November 30, 1998.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $24,412 or 6.2% during the three months ended November 30, 1999 primarily attributable to the costs associated with the reallocation of facilities space and decreased payroll costs that was partially offset by an increase in materials purchased.

MARKETING, GENERAL AND ADMINISTRATIVE:

Marketing, General and Administrative expenses decreased $6,988 or 2.4% primarily attributable to lower consultant and insurance costs in the current quarter.

INTEREST EXPENSE:

Interest expense increased $110,421 or 770.1% primarily attributable to the amortization of debt issuance costs resulting from the completion of the private placement and the increase in debt in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

NEED FOR ADDITIONAL FINANCING

At November 30, 1999 the Company had a working capital deficiency of $700,760. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 1999 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond March 2000.

The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company expects that additional cash resources will be available either through financing provided by the completion of license agreements and strategic alliances, a rights offering or, if necessary, by reducing the level of its operational expenses by deferring certain research and development or marketing expenses. There can be no assurances that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

YEAR 2000 COMPATIBILITY

The Company has determined the potential impact of the Year 2000 on its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or systems failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company has requested its suppliers and contractors to notify EchoCath of their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the Year 2000. The Company has completed its assessment, and believes that it is Year 2000 compliant. The costs associated with the Year 2000 assessment remediation and testing have not had material impact on the Company's operating results. The Company has not experienced any Year 2000 problems.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the suit will be reinstated. The appellate court on December 7, 1999 heard oral arguments of the appeal. A decision on the matter is not expected until February 2000.

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

Date:  January 18, 2000
                                            EchoCath, Inc.
                                            ----------------------------
                                            (Registrant)

                                        By: /s/ Frank DeBernardis
                                            ---------------------
                                            Frank DeBernardis
                                            President, Chief Executive Officer,
                                            Principal Financial and Accounting
                                            Officer

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'