Form 10KSB/A
period 1999-08-31
ECHOCATH INC
filed 2000-03-10
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 1999
                                            ---------------

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

                                (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              ___ X ___ Yes ____ No

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

                              ____ Yes ___ X ___ No

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

                           Summary Compensation Table
                               Annual Compensation

                                                                                                Long Term
                                                                                              Compensation
                                                                                        Awards           Payouts
                                                                                     ------------    ---------------
                                                                                      Securities
                                                                                      Underlying        All Other
 Name and Principal                                                 Other Annual     Options/SARs     Compensation
     Position                    Year       Salary       Bonus      Compensation          ($)              ($)
---------------------           ------    -----------   -------     ------------     ------------     --------------
Frank A. DeBernardis             1999      $130,000 (3)    --            --               --                --
Chief Executive Officer          1998      $130,000        --            --               --                --
                                 1997      $130,000     $16,000          --          150,000(1)(2)          --

David Vilkomerson                1999      $139,560 (3)    --            --               --                --
Executive Vice President         1998      $134,600        --            --               --                --
                                 1997      $130,000     $16,000          --          150,000(1)(2)          --

-----------

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

                                Individual Grants

                                                  Percent of
                                 Number of           Total
                                 Securities      Options/SARs                        Market Price as
                                 Underlying       Granted to       Exercise or         Reported on
                                Options/SARs     Employees in    Base Price($/Sh)   Bulletin Board on    Expiration
            Name                  Granted       Fiscal Year(1)                        Date of Grant         Date
Anthony Dimun
Director                           50,000            23.8%            1.125               1.125           10/23/08

Irwin Rosenthal
Director                           50,000            23.8%            1.125               1.125           10/23/08

Daniel Mulvena
Chairman                           50,000            23.8%            1.125               1.125           10/23/08

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

                                                         Number Of Securities Underlying      Value Of Unexercised "In-
                                                       Unexercised Options/SARs At Fiscal    The Money" Options/SARs At
                                                                    Year-End                     Fiscal Year End(2)
                                Shares
                              Acquired on      Value
                             Exercise (1)   Realized(3)    Exercisable    Unexercisable     Exercisable    Unexercisable
Frank DeBernardis
Chief Executive Officer            0             0           120,000          50,000             0               0
David Vilkomerson
Executive Vice President           0             0           190,000          50,000             0               0

-----------

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

      The Company entered into a consulting agreement with Mr. Mulvena, which expired on June 30, 1997. Pursuant to such agreement, Mr. Mulvena provided consulting services to the Company from July 1, 1995 through June 30, 1997, for up to 27 days per quarter, at a rate of $1,000 per day. The agreement provided for Mr. Mulvena to be reimbursed for his reasonable expenses and to be provided with Company benefits. The agreement also contained confidentiality and non-compete provisions. An extension of such consulting agreement has been negotiated and Mr. Mulvena will provide for up to four days per quarter, at a rate of $1,700 per day. Upon the extension of his contract with the Company, Mr. Mulvena was granted an option to purchase 40,000 shares of Class A Common Stock at an exercise price of $0.39 per share. The option vests immediately upon grant and has a term of ten years.

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

                                                                 Amount and
                                                                  Nature of
 Name and Address of                                              Beneficial          Percent of       Percent of
  Beneficial Owner                     Title of Class         Ownership(1)(2)(3)        Class         Voting Power
Cathtech Corp. (6)                   Class A Common Stock           311,953             26.6%             18.4%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Anthony Dimun (7)                    Class A Common Stock           64,372               1.9%             1.6%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Ultramed, Inc. (8)                   Class A Common Stock           234,544              6.8%             5.9%
c/o Frank Joworisak
EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

David Vilkomerson (9)(13)            Class A Common Stock           284,068              8.2%             7.1%
c/o EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

Frank DeBernardis (10)               Class A Common Stock           164,362              4.7%             4.1%
c/o EchoCath, Inc.
P.O.  Box 7224
Princeton, New Jersey  08543

Terence D.  Wall (5)                 Class A Common Stock           189,607              5.4%             4.8%
c/o Vital Signs, Inc.
20 Campus Road
Totowa, New Jersey 07512

Vital Signs, Inc. (6)                Class A Common Stock           311,953             26.6%             18.4%
20 Campus Road
Totowa, New Jersey 07512

Medtronic, Inc. (4)                  Class A Common Stock           363,636             40.5%             9.1%
7000 Central Ave. NE
Minneapolis, MN  55482

Irwin M. Rosenthal (11)              Class A Common Stock           162,084              4.7%             4.1%
c/o Irwin Rosenthal
885 Third Avenue
21st Floor
New York, New York  10022

Daniel M.  Mulvena (12)            Class A Common Stock             120,000              3.4%             3.0%
6 Fuller Lane
Marblehead, Mass.  01945
EP MedSystems, Inc.                Series B Cumulative              280,000             100.0%            7.0%
58 Route 46 West                   Convertible Preferred
Budd Lake, NJ  07828               Stock

All officers and directors as a    Class A Common Stock             794,886             27.6%             19.9%
group (5 persons)(14)

--------------
* Denotes less than 1%.

 (1) Unless otherwise set forth herein, all shares set forth are shares of the Company's Class A Common Stock. The Class A Common Stock has one vote per share and the Class B Common Stock has five votes per share. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
 (2) Certain holders have agreed that up to a portion of his or its shares of the Class B Common Stock now converted to A Shares pursuant to the terms of the Private Placement completed October 29, 1999, are subject to transfer to the Company for no consideration upon the failure of certain conditions to occur by certain dates. So long as such shares are subject to such conditions, the holder may vote but not dispose of such shares.
 (3) Does not include shares of Class A Common Stock underlying options not exercisable within 60 days following November 22, 1999.
 (4) Represents shares of Class A Common Stock held by Medtronic Asset Management, Inc., a Minnesota corporation and a wholly-owned subsidiary of Medtronic through which Medtronic holds certain investments. The amount of shares beneficially owned by Medtronic is based upon a Schedule 13D filed by Medtronic and Medtronic Asset Management, Inc. on November 10, 1997.
 (5) Mr. Wall is a former director of the Company. Mr. Wall is currently an officer, a director and a principal stockholder of Vital Signs and an officer and director of Cathtech Corp., a privately-held corporation and wholly-owned subsidiary of Vital Signs ("Cathtech"). Such shares include 139,607 shares of Class A Common Stock held directly by Mr. Wall, as reported in a Schedule 13G filed by Mr. Wall on February 14, 1997, and an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days of November 22, 1999. These shares also include the 311,953 shares of Class A Common Stock owned by Cathtech.
 (6) Cathtech is the beneficial owner of approximately 13% of the Common Stock of Ultramed. Vital Signs may be deemed to be a beneficial owner of the 311,953 shares of Class A Common Stock owned by Cathtech. The amount of shares beneficially owned by Cathtech is based upon a Schedule 13G filed by Cathtech and Vital Signs on February 14, 1997.
 (7) Mr. Dimun is an officer and a director of Vital Signs and Cathtech. These shares do not include the 311,953 shares of Class A Common Stock owned by Cathtech, as to which Mr. Dimun disclaims beneficial ownership, since Mr. Dimun is not a principal stockholder of Vital Signs. These shares include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999.
 (8) All of the shares have been pledged to Vital Signs as collateral for a loan and accounts payable, respectively. The pledgees disclaim beneficial ownership of such shares. The amount of shares beneficially owned by Ultramed is based upon a Schedule 13G filed by Ultramed on February 14, 1997.
 (9) Includes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 7,526 shares of Class A Common Stock, which options are exercisable within 60 days following November 22, 1999, and (ii) an option granted by the Company to Dr. Vilkomerson to purchase 90,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999. Excludes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 1,882 shares of Class A Common Stock of the Company, which options are not exercisable within 60 days following November 22, 1999, and (ii) 234,544 shares of Class A Common Stock owned by Ultramed (of which he is an officer, director and approximately 13% stockholder), as to which Dr. Vilkomerson disclaims beneficial ownership. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vested as to 50,000 shares on April 29, 1998, and vests as to 50,000 on April 29, 1999, and as to 50,000 shares on April 29, 2000.
(10) Includes options granted by the Company to Mr. DeBernardis to purchase 116,000 shares of Class A Common Stock, which options are exercisable within 60 days following November 22, 1999. Excludes (i) 10,006 shares of Class A Common Stock held in a trust for the benefit of Mr. DeBernardis' children, as to which Mr. DeBernardis disclaims beneficial ownership and
     (ii) options to purchase 4,000 shares of Class A Common Stock which are not yet vested. Also excludes an option to purchase 150,000 shares of Class A Common Stock, which option vests as to 50,000 shares on April 29, 1998, as to 50,000 shares on April 29, 1999, April 29, 1999, and as to 50,000 shares on April 29, 2000.
(11) Such shares include 16,667 shares of Class A Common Stock, and an option to purchase 16,667 shares of Class A Common Stock, issued to Mr. Rosenthal in connection with the Alliance Agreement. The option to purchase 16,667 shares of Class A Common Stock is exercisable within 60 days following November 22, 1999. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999.
(12) Includes options granted by the Company to Mr. Mulvena to purchase 70,000 shares of Class A Common Stock, which options are exercisable within 60 days following November 22,1999. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is exercisable within 60 days following November 22, 1999.

(13) Includes 107,526 shares of Class A Common Stock and issuable upon exercise of options exercisable within 60 days following November 22, 1999. Excludes
     (i) 1,882 shares of Class B Common Stock underlying options that are not exercisable within 60 days following November 22, 1999 and (ii) options to purchase 104,000 shares of Class A Common Stock which are not yet vested.

(14) Options were issued to Dr. Vilkomerson, Mr. DeBernardis and Mr. Mulvena to purchase in the aggregate 290,000 shares of Class A Common Stock. These options however, are still awaiting shareholder approval and therefore, are not included in the Compensation Table or the Beneficial Ownership Table. Mr. Dimun, Mr. Rosenthal, and Mr. Mulvena were also issued options in the amount of 50,000 shares each of Class A Common Stock. These shares were not included because they are subject to shareholder approval and therefore, are not included in the Beneficial Ownership Tables.

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

      Irwin M. Rosenthal, is a director, and a partner of Alliance. Irwin M. Rosenthal is also a partner of Graham & James LLP, counsel to the Company.

      For a description of employment and consulting agreements with, and options granted to, certain officers and directors of the Company, see Item 10. Executive Compensation.

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

            10.22 Distribution Agreement, effective as of April 1, 1997, by and between the Company and Medison.(6)

            10.23 License and Development Agreement, dated as of October 29, 1997, by and between the Company and Medtronic.(7)

            10.24 Agreement, dated October 30, 1997, by and between the Company and Alliance.(8)

            10.25 Employment Agreement, dated as of March 10, 1998, between the Company and David Vilkomerson.*(9)

[check mark]10.26   Forms of 6 1/2% Convertible Promissory Notes issued in 1999.

10.27 Forms of Warrants to purchase Class A Common Stock issued in 1999 to purchasers of 6 1/2% Convertible Promissory Notes.

10.28 Form of Warrants issued for Conversion of Class B Common Stock to Class A Common Stock.

24       Power of Attorney (included in signature page hereto).*

27       Financial Data Schedule.*

----------------

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment to its Report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

                             ECHOCATH, INC.

                             By:  s/ Frank A.  DeBernardis
                                --------------------------
                                Frank A. DeBernardis, Chief Executive
                                Officer and President (principal executive
                                officer and principal financial and
                                accounting officer)

                                March 10, 2000