Form 10QSB
period 2000-02-29
ECHOCATH INC
filed 2000-04-14
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 29, 2000
                               -----------------


                  OR

( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         Commission File Number :           0-27380
         EchoCath, Inc.
        -----------------------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter)

                       New Jersey                                                            22-3273101
----------------------------------------------------------                      --------------------------------------
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

                    YES             X           NO
                                --------                 -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
CLASS OF COMMON EQUITY                              OUTSTANDING AT APRIL 3, 2000
----------------------                              ----------------------------
Class A common stock (No Par Value)                                    5,308,036


Transitional Small Business Disclosure Format (check one)

                    YES                         NO          X
                                --------                 -------

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX


Item 1:           Financial Statements                                    Page
                                                                          ----

Balance Sheets,
August 31, 1999 and February 29, 2000 (Unaudited)                           3


Statements of Operations for the three months ended
February 28, 1999  (Unaudited), and February 29, 2000 (Unaudited)           4

Statements of Operations for the six months ended
February 28, 1999 (Unaudited), and February 29, 2000 (Unaudited)            5

Statements of Cash Flows for the six months ended
February 28, 1999 (Unaudited), and February 29, 2000 (Unaudited)            6

Notes to Financial Statements                                           7 - 9

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                   9 - 14


Signatures                                                                 15

Item 1: Financial Statements

                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   August 31, 1999      February 29, 2000
                                                                                   ---------------      -----------------
                                                                                                              (Unaudited)
Current assets:

   Cash and cash equivalents                                                           $   26,264             $   21,984
   Inventory                                                                               44,325                 47,524
   Prepaid expenses                                                                        71,903                 50,504
                                                                                       ----------             ----------
                   Total current assets                                                   142,492                120,012
   Furniture, equipment and leasehold improvements, net                                   184,575                144,558
   Intangible assets, net                                                                 287,384                301,052
   Debt issuance cost, net                                                                340,642              1,045,228
   Other assets                                                                            61,403                 61,842
                                                                                       ----------             ----------
                                                                                       $1,016,496             $1,672,692
                                                                                       ==========             ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Note payable                                                                        $  540,000               $150,000
   6.5% Convertible Debentures-IPA                                                        525,000                     --
   Deferred income                                                                             --                 40,000
   Accounts payable                                                                       177,066                120,856
   Accrued expenses                                                                       943,390                675,343
   Obligations under capital leases                                                        17,863                 17,863
                                                                                       ----------             ----------
                   Total current liabilities                                            2,203,319              1,004,062
6.5% Convertible notes, less current portion                                              850,000              2,525,000
Note payable, less current portion                                                             --                468,322
Obligations under capital leases, less current portion                                     19,271                 10,869
Other liabilities                                                                         136,750                 97,478
                                                                                       ----------             ----------
                   Total liabilities                                                    3,209,340              4,105,731
                                                                                       ----------             ----------
Stockholders' deficit:

   Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of
     Series B cumulative convertible issued and outstanding, senior in liquidation to Class A common stock,
     (liquidation value $1,400,000)                                                     1,393,889              1,393,889
   Class A common stock, no par value, 18,500,000 shares authorized;
     3,524,036 issued and outstanding as of February 29, 2000 and 2,352,018
     as of August 31, 1999                                                              7,473,834             12,296,098
   Class B common stock, no par value, 1,500,000 shares authorized;
     1,172,018 shares issued and outstanding as of August 31, 1999
     and zero issued and outstanding as of Feburary 29, 2000                            4,023,470                     --
   Accumulated deficit                                                                (15,084,037)           (16,123,026)
                                                                                       ----------             ----------
                   Total stockholders' deficit                                         (2,192,844)            (2,433,039)
                                                                                       ----------             ----------
                                                                                       $1,016,496             $1,672,692
                                                                                       ==========             ==========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED FEBRUARY 28, 1999 AND
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

                                                              1999                  2000
REVENUE:

Royalty and license fees                                $  165,000            $   36,666
Product sales                                                8,040                    --
                                                         ---------            ----------
Total revenue                                              173,040                36,666
Cost of sales                                                7,574                    --
                                                         ---------            ----------
Gross profit                                               165,466                36,666


Operating expenses:

R&D                                                        329,086               336,539
Marketing and G&A                                          272,697               264,346
                                                         ---------            ----------
Total operating expenses                                   601,783               600,885
                                                         ---------            ----------

Loss from operations                                      (436,317)             (564,219)

Net interest expense                                       (21,066)             (146,136)
Tax benefit                                                    --                447,956
                                                         ---------            ----------
Net loss                                                  (457,383)             (262,399)
                                                         ---------            ----------

Preferred dividends                                         18,900                18,900
                                                        ----------            ----------
Net loss to common stockholders                         $ (476,283)           $ (281,299)
                                                        ==========            ==========

Basic and diluted net loss per common share             $     (.18)           $     (.10)
Weighted average shares outstanding                      2,691,000             2,691,000

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED FEBRUARY 28, 1999 AND
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

                                                               1999                  2000
REVENUE:
Royalty and license fees                               $   165,000           $    66,666
Product sales                                               23,759                    --
                                                       -----------           -----------
Total revenue                                              188,759                66,666
Cost of sales                                               15,299                    --
                                                       -----------           -----------
Gross profit                                               173,460                66,666

Operating expenses:
R&D                                                        718,820               701,861
Marketing and G&A                                          556,252               540,913
                                                       -----------           -----------
Total operating expenses                                 1,275,072             1,242,774
                                                       -----------           -----------

Loss from operations                                    (1,101,612)           (1,176,108)

Net interest expense                                       (37,546)             (273,037)
Tax benefit                                                     --               447,956
                                                       -----------           -----------
Net loss                                                (1,139,158)           (1,001,189)
                                                       -----------           -----------

Preferred dividends                                         37,800                37,800
                                                       -----------          ------------
Net loss to common stockholders                        $(1,176,958)          $(1,038,998)
                                                       ===========          ============

Basic and diluted net loss per common share            $      (.44)          $      (.39)
Weighted average shares outstanding                      2,691,000             2,691,000

See accompanying notes to financial statements.

                                 EchoCath, Inc.
                            Statements of Cash Flows
            Six Months ended February 28, 1999 and February 29, 2000
                                   (Unaudited)

                                                                                             1999              2000
Cash flows from operating activities:

   Net loss                                                                           $(1,139,158)      $(1,001,189)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                   56,219            57,643
           Noncash interest expense and amortization of debt issuance costs                    --           209,208
           Change in operating assets & liabilities:
                Increase in trade accounts receivable                                     (60,095)               --
                Decrease (increase) in inventory                                           14,248            (3,199)
                Decrease in prepaid expenses and other current assets                      34,547            21,399
                Decrease (increase) in other assets                                           409              (439)
                Increase (decrease) in accounts payable                                    86,587           (56,210)
                Increase (decrease) in accrued expenses                                   384,283           (70,256)
                Deferred income                                                                --            40,000
                Decrease in other liabilities                                              (3,469)          (39,272)
                                                                                      -----------       -----------
                          Net cash used in operating activities                          (626,429)         (842,315)
                                                                                      -----------       -----------


Cash flows from investing activities:

           Purchases of furniture, equipment and leasehold improvements                   (19,393)           (3,589)
           Purchases of intangible assets                                                  (8,890)          (27,705)
                                                                                      -----------       -----------
                          Net cash used in investing activities                           (28,283)          (31,294)
                                                                                      -----------       -----------


Cash flows from financing activities:

           Principal payments on capital lease obligations                                  4,954            (8,402)
           Principal payments on C.R. Bard note                                                --          (119,469)
           Proceeds from employee stock purchase plan                                         615                --
           Proceeds from IPA notes                                                        525,000                --
           Class B preferred dividends                                                    (37,800)          (37,800)
           Debt issuance costs                                                                 --          (115,000)
           Proceeds from 6.5% convertible notes                                                --         1,150,000
                                                                                      -----------       -----------
                          Net cash provided by financing activities                       482,861           869,329
                                                                                      -----------       -----------

                          Net decrease in cash and cash equivalents                      (171,851)           (4,280)
Cash and cash equivalents, beginning of year                                              256,234            26,264
                                                                                      -----------       -----------

Cash and cash equivalents, end of period                                              $    84,383       $    21,984
                                                                                      ===========       ===========


   Supplemental disclosure of cash flow information:
       Interest paid                                                                  $     2,000       $     2,195
                                                                                      ===========       ===========

   Supplemental disclosure of noncash information:
       Equipment acquired under capital lease                                         $    13,337       $        --

   Issuance of warrants in connection with private placements                         $   225,000       $   991,718
                                                                                      ===========       ===========

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business (see Note J). The financial statements do not include any adjustments that might result from the outcome of this certainty. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1999 and February 29, 2000 have been made.

NOTE B:

Inventories are summarized as follows:

                           August 31, 1999          February 29, 2000
                           ---------------          -----------------
Raw Materials                  $    44,325              $      47,524
Work in Process                         --                         --
Finished Goods                          --                         --
                               -----------              -------------
                               $    44,325              $      47,524
                               ===========              =============

NOTE C:

Private Placement Offering

On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and
(ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing October 29, 1999, unless previously converted into Class A Common Stock. A total of $2,525,000 of notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest); the notes are also convertible at the option of the Company, on the maturity date, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $2,209,358, and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $673,327, plus $30,642 of other debt issuance costs. The warrants were valued at $.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

The holders of the Company's Class B Common Stock maintained "super voting" rights, whereby they were entitled to 5 votes per Class B Common Share. As a condition to the offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common shareholder converting their shares received a five-year warrant to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. A total of 1,172,018 warrants were issued. As of November 30, 1999, all shares of Class B Common Stock have been converted into Class A Common Stock. In connection with the warrants issued, the Company recorded issuance costs totaling $234,000. The warrants were valued at $.20 per warrant using the Black-Scholes pricing model. The issuance cost will be amortized over the life of the debt.

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

Pursuant to the terms of the private placement the Company filed a Form S-3 Registration Statement with the U.S. Securities and Exchange Commission in February 2000 registering the underlying Class A common shares.

NOTE D:

Private Placement Offering in lieu of Rights Offering

On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares at $.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 million shares in this offering. The number of shares that was purchased was proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $.75 per share plus exercising warrants for 3,712 shares at $.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,406,205 as of April 10, 2000, including the exercise warrants of 375,000. All of these funds were received after February 29, 2000.

The Company has asked the 6.5% convertible promissory noteholders to release it from any obligation it may have for a rights offering described in Note C.

NOTE E:

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

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may potentially receive development milestone payments of up to $150,000. Milestones include the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment but it has earned minimum royalties of $30,000 per quarter starting with calendar quarter beginning January 1999 under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of February 29, 2000, $146,666 of royalties due have been used to reduce accrued dividends. As of February 29, 2000 the Company has $80,134 of accrued preferred stock dividends, which is included as a component of other liabilities on the accompanying Balance Sheet.

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

NOTE F:

Preferred Stock Subscription Agreement

The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A common stock are achieved. The Series B preferred stock is convertible into Class A common stock. The conversion of Series B cumulative convertible preferred stock to Class A common stock will be at the conversion rate of 1 share of Class A common stock for each
1.3 of series B cumulative convertible preferred stock.

NOTE G:

Net Loss Per Share

Basic and diluted net loss per common share for the relevant period is calculated based upon net loss after cumulative Series B preferred stock dividends of $37,800 and $18,900 for the six and three month periods ended February 29, 2000 and February 28,1999, respectively, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for all periods presented.

NOTE H:

Comprehensive Income

The net loss of $457,383 and $262,399 recorded for the three months ended February 28, 1999 and February 29, 2000 and $1,139,158 and $1,001,189 recorded for the six months ended February 28, 1999 and February 29, 2000, respectively, is equal to the comprehensive loss for those periods.

NOTE I:

Bard Debt

On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc.
(Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note payable issued by the Company to Bard, which is secured by virtually all of the Company's inventory, furniture and equipment. The development, supply and license agreement was terminated on October 28, 1996. The note bears interest of prime plus 1% and was due December 31, 1998. The carrying amount of this note approximates its fair value due to the variable nature of interest rates. The principal and accrued interest due as of February 29, 2000 is $618,322.

On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company was required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus1% and continue to accrue until full payment of all principal and interest outstanding.

NOTE J:

Need for Additional Financing

At February 29, 2000, the Company had a working capital deficiency of $844,738. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 1999 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond June 30, 2000.

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

NOTE K:

Sale of Tax Benefits

As of December 20, 1999, The Company sold its tax benefits under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $447,956. Such amount was recorded as tax benefit in the Statement of Operations. The Company sold approximately $6,600,000 of its State net operating loss carryforwards during the second quarter of fiscal 2000. Historically, the Company had recognized a 100% valuation allowance against these net operating losses.

NOTE L:

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

RESULTS OF OPERATIONS

Six Months Ended February 29, 2000 and February 28, 1999

Revenue:

The Company had revenues of $66,666 from royalty fees for the six months ended February 29, 2000 as compared with license fees of $165,000 and product sales of $23,759 for the six months ended February 28, 1999.

Research and Development:

Research and development expenses decreased $16,959, or 2.4%, during the six months ended February 29, 2000 primarily attributable to the costs associated with the reallocation of payroll and facilities costs that were partially offset by increased material costs related to the development of the Company's products.

Marketing, General and Administrative:

Marketing, general and administrative expenses decreased $15,339, or 2.8%, primarily attributable to a reduction in consultant fees in the current year. The consultant fees in fiscal 1999 related to the private placement activity. This was partially offset by an increase in legal expenses in the current six months related to the Form S-3 registration and the new private placement described in Note C of the Notes to Condensed Financial Statements.

Interest Expense:

Interest expense increased $235,491, primarily attributable to the amortization of debt issuance costs after the completion of the private placement in October 1999.

Tax Benefit:

The Company sold New Jersey tax benefits (see note K of the Notes to Condensed Financial Statements) for $447,956 during the second quarter of fiscal 2000.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1999 and February 29, 2000

Revenue:

The Company had revenues of $36,666 from royalties for the quarter ended February 29, 2000, and revenues of $8,040 from product sales and $165,000 from license fees for the quarter ended February 28, 1999.

Research and Development:

Research and development expenses increased $7,453, or 2.3%, during the three months ended February 29, 2000. This is primarily attributable to the increased purchasing activity and consultant activity related to the development of the Company's products that was partially offset by costs associated with the reallocation of facilities space and payroll costs.

Marketing, General and Administrative:

Marketing, general and administrative expenses decreased $8,351, or 3.1%, primarily attributable to a reduction in consultants fees in the current year. The consultant fees in fiscal 1999 related to the private placement activity. This was partially offset by increases in legal expenses in the current fiscal quarter relating to the Form S-3 registration, and the new private placement described in Note D of the Notes to Condensed Financial Statements.

Interest Expense:

Interest expense increased $125,070, primarily attributable to the amortization of debt issuance costs after the completion of the private placement in October 1999.

Tax Benefit:
The Company sold New Jersey tax benefits (see note K of the Notes to Condensed Financial Statements) for $447,956 during the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Need For Additional Financing

At February 29, 2000, the Company had a working capital deficiency of $844,738. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 1999 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond June 30, 2000.

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the suit will be reinstated. The appellate court on December 7, 1999 heard oral arguments of the appeal. A decision on the matter is expected during the next quarter.

Item 2:  Private Placement Offering in lieu of Rights Offering

On February 23, 2000, the Company offered the convertible promissory noteholders the opportunity to purchase four shares for every warrant they exercise at $.75 per share. The Company may issue a total of 1,500,000 million shares in this offering. The number of shares that can be purchased is proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder may purchase up to 14,850 new shares at $.75 plus exercising warrants for 3,712 shares. If a noteholder does not purchase the shares available to them, those shares will be made available to the noteholders participating in such offering.

The Company has asked the noteholders to release it from any obligation it may have for a rights offering described in Note D.

If successful, the maximum proceeds received by the Company, including the exercise warrants, will be $1,406,205. As of April 3, 2000 the Company has received subscriptions for $1,337,657. None of these funds were received prior to February 29, 2000.

Item 3:  Defaults Upon Senior Securities - None

Item 4:  Submission of Matters to a Vote of Security Holders - None

Item 5:  Other Information - None


Item 6:  Exhibits and Reports on Form 8-K


         a)       27)      Financial Data Schedule
         b)       None


10.29: Subscription Agreement, dated February 22, 2000 by and between the Company and purchasers of 6.5% Convertible Promissory Notes

10.30: Escrow Agreement, dated February 22, 2000 by and among the Company and Buchanan Ingersoll Professional Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 14, 2000

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