Form 10QSB
period 2000-05-31
ECHOCATH INC
filed 2000-07-14
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000
                               ------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: CLASS OF COMMON EQUITY OUTSTANDING AT July 10, 2000 Class A common stock (No Par Value) 5,441,265


Transitional Small Business Disclosure Format (check one)


                           YES            NO    X
                              --------       -------

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX


Item 1:   Financial Statements                                            Page
                                                                          ----


Balance Sheets,
August 31, 1999 and May 31, 2000 (Unaudited)                                3


Statements of Operations for the three months ended
May 31, 1999  (Unaudited), and May 31, 2000 (Unaudited)                     4


Statements of Operations for the nine months ended
May 31, 1999 (Unaudited), and May 31, 2000 (Unaudited)                      5


Statements of Cash Flows for the nine months ended
May 31, 1999 (Unaudited), and May 31, 2000 (Unaudited)                      6

Notes to Financial Statements                                          7 - 11


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                           12 - 14


Signatures                                                                 15

Item 1: Financial Statements
                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   August 31, 1999         May 31, 2000
                                                                                   ---------------         ------------
                                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $   26,264             $  572,819
   Inventory                                                                             44,325                136,387
   Prepaid expenses                                                                      71,903                 34,249
                                                                                     ----------             ----------
                   Total current assets                                                 142,492                743,455
   Furniture, equipment and leasehold improvements, net                                 184,575                129,073
   Intangible assets, net                                                               287,384                328,358
   Debt issuance cost, net                                                              340,642                947,187
   Other assets                                                                          61,403                 28,452
                                                                                     ----------             ----------
                                                                                     $1,016,496             $2,176,525
                                                                                     ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                                      $  540,000             $  150,000
   6.5% Convertible Debentures-IPA                                                      525,000                     --
   Deferred income                                                                           --                 50,000
   Accounts payable                                                                     177,066                105,221
   Accrued expenses                                                                     943,390                682,683
   Obligations under capital leases                                                      17,863                 16,936
                                                                                     ----------             ----------
                   Total current liabilities                                          2,203,319              1,004,840
6.5% Convertible notes, less current portion                                            850,000              2,525,000
Note payable, less current portion                                                           --                332,358
Obligations under capital leases, less current portion                                   19,271                  7,890
Other liabilities                                                                       136,750                 72,909
                                                                                     ----------             ----------
                   Total liabilities                                                  3,209,340              3,942,997
                                                                                     ----------             ----------
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized;
     280,000 shares of Series B cumulative convertible issued and outstanding, senior in liquidation to Class A common stock,
     (liquidation value $1,400,000)                                                   1,393,889              1,393,889
   Class A common stock, no par value, 18,500,000 shares authorized;
     5,441,265 issued and outstanding as of May 31, 2000 and
     2,352,018 as of August 31, 1999                                                  7,473,834             13,701,986
   Class B common stock, no par value, 1,500,000 shares authorized;
     1,172,018 shares issued and outstanding as of August 31, 1999
     and zero issued and outstanding as of May 31, 2000                               4,023,470                     --
   Accumulated deficit                                                              (15,084,037)           (16,862,347)
                                                                                     ----------             ----------
                   Total stockholders' deficit                                       (2,192,844)            (1,766,472)
                                                                                     ----------             ----------

                                                                                     $1,016,496             $2,176,525
                                                                                     ==========             ==========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED
                              MAY 31, 1999 AND 2000
                                   (UNAUDITED)

                                                        1999                  2000
                                                    -----------           -----------
REVENUE:
Royalty and license fees                            $   110,000           $    40,000
Product sales                                             1,438                 7,500
                                                    -----------           -----------
Total revenue                                           111,438                47,500
Cost of sales                                               404                 5,767
                                                    -----------           -----------
Gross profit                                            111,034                41,733

Operating expenses:

Research & development                                  329,130               402,817
Marketing, general & administrative                     241,564               219,525
                                                    -----------           -----------
Total operating expenses                                570,694               622,342
                                                    -----------           -----------

Loss from operations                                   (459,660)             (580,609)

Net interest expense                                    (24,669)             (139,812)
                                                    -----------           -----------
Net loss                                               (484,329)             (720,421)
                                                    -----------           -----------

Preferred dividends                                      18,900                18,900
                                                    -----------           -----------
Net loss to common stockholders                     $  (503,229)           $ (739,321)
                                                    ===========           ===========


Basic and diluted net loss per common share           $   (0.19)              $ (0.17)
Weighted average shares outstanding                   2,691,000             4,339,000

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                             STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED MAY 31, 1999 AND 2000
                                   (UNAUDITED)

                                                              1999                  2000
                                                          -----------           -----------
REVENUE:
Royalty and license fees                                  $   275,000           $   106,666
Product sales                                                  25,198                 7,500
                                                          -----------           -----------
Total revenue                                                 300,198               114,166
Cost of sales                                                  15,703                 5,767
                                                          -----------           -----------
Gross profit                                                  284,495               108,399

Operating expenses:

Research & development                                      1,047,950             1,104,678
Marketing, general and administrative                         797,816               760,438
                                                          -----------           -----------
Total operating expenses                                    1,845,766             1,865,116
                                                          -----------           -----------


Loss from operations                                       (1,561,271)           (1,756,717)


Net interest expense                                          (62,216)             (412,849)
Loss before tax benefit                                    (1,623,487)           (2,169,566)
                                                          -----------           -----------
Tax benefit                                                        --               447,956
                                                          -----------           -----------
Net loss                                                   (1,623,487)           (1,721,610)
                                                          -----------           -----------

Preferred dividends                                            56,700                56,700
                                                          -----------           -----------
Net loss to common stockholders                           $(1,680,187)          $(1,778,310)
                                                          ===========           ===========


Basic and diluted net loss per common share               $     (0.62)          $     (0.55)
Weighted average shares outstanding                         2,691,000             3,245,000

See accompanying notes to financial statements.

                                 EchoCath, Inc.
                            Statements of Cash Flows
                     Nine Months ended May 31, 1999 and 2000
                                   (Unaudited)

                                                                                                1999             2000
                                                                                            ------------     ------------
Cash flows from operating activities:
   Net loss                                                                                 $ (1,623,487)    $ (1,721,610)
       Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                                          82,705           86,896
           Noncash interest expense and amortization of debt issuance costs                       15,000          307,249
           Change in operating assets & liabilities:
                Decrease in trade accounts receivable                                              4,905               --
                Decrease (increase) in inventory                                                  16,509          (92,062)
                Decrease in prepaid expenses and other current assets                             58,482           37,654
                Decrease in other assets                                                             409           32,951
                Increase (decrease) in accounts payable                                           62,437          (71,845)
                Increase (decrease) in accrued expenses                                          146,377         (260,706)
                Increase in deferred income                                                      200,000           50,000
                (Decrease) in other liabilities                                                   (8,094)         (63,841)
                                                                                            ------------     ------------
                          Net cash used in operating activities                               (1,044,757)      (1,695,314)
                                                                                            ------------     ------------
Cash flows from investing activities:
           Purchases of furniture, equipment and leasehold improvements                          (19,393)         (10,350)
           Purchases of intangible assets                                                        (11,047)         (62,019)
                                                                                            ------------     ------------
                          Net cash used in investing activities                                  (30,440)         (72,369)
                                                                                            ------------     ------------
Cash flows from financing activities:

           Principal payments on capital lease obligations                                         1,194          (12,308)
           Principal payments on C.R. Bard note                                                       --          (57,642)
           Proceeds from employee stock purchase plan                                                615               --
           Proceeds from IPA notes                                                               525,000               --
           Class B preferred dividends                                                           (56,700)         (56,700)
           Net proceeds from 6.5% convertible notes                                              558,094        1,035,000
           Proceeds from issuance of Class A common stock and exercise of warrants                    --        1,405,888
                                                                                            ------------     ------------
                          Net cash provided by financing activities                            1,028,203        2,314,238
                                                                                            ------------     ------------
                          Net (decrease) increase in cash and cash equivalents                   (46,994)         546,555
Cash and cash equivalents, beginning of period                                                   256,234           26,264
                                                                                            ------------     ------------
Cash and cash equivalents, end of period                                                    $    209,240     $    572,819
                                                                                            ============     ============

   Supplemental disclosure of cash flow information:
       Interest paid                                                                        $      2,352     $      3,863
                                                                                            ============     ============

   Supplemental disclosure of noncash information:                                          $     13,337     $         --
                                                                                            ============     ============
       Equipment acquired under capital lease


   Issuance of warrants in connection with private placements                               $    225,000     $    798,794
                                                                                            ============     ============

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business (see Note J for a discussion of the Company's Need for Additional Financing). The financial statements do not include any adjustments that might result from the outcome of the uncertainty discussed in Note J. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended May 31, 1999 and May 31, 2000 have been made.

NOTE B:

Inventories are summarized as follows:

                               August 31, 1999        May 31, 2000
                               ---------------        ------------
Raw Materials                     $ 44,325              $ 136,387
Work in Process                         --                     --
Finished Goods                          --                     --
                                  --------              ---------
                                  $ 44,325              $ 136,387
                                  ========              =========

NOTE C:

1999 Private Placement Offering

On October 29, 1999, the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and
(ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing October 29, 1999, unless previously converted into Class A Common Stock. A total of $2,525,000 of notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest); the notes are also convertible at the option of the Company, on the maturity date, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $2,309,358, including the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $673,327, plus $30,642 of other debt issuance costs. The warrants were valued at $0.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

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

NOTE D:

2000 Private Placement Offering

On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares of Class A Common Stock at $0.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 million shares in this offering. The number of shares that were purchased was proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $0.75 per share and exercised warrants for 3,712 shares at $0.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,405,888 as of April 10, 2000, including the exercise of 375,000 warrants.

The Company asked the 6.5% convertible promissory noteholders to release it from any obligation it may have for a rights offering described in Note C. As of July 14, 2000, a majority of such noteholders have agreed to release the Company from such obligation.

NOTE E:

Development and License and Distribution Agreements

On December 30, 1996, the Company announced that it entered into an exclusive license agreement with Medtronic, Inc. for the licensing of EchoMark(R) and ColorMark(R) proprietary technologies for certain medical procedures. The total payments to the Company under the December 1996 Medtronic Agreement have been $265,000, including a payment of $65,000 pursuant to a termination agreement in February 1999.

The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may potentially receive development milestone payments of up to $150,000. Milestones include the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment, but it has earned minimum royalties of $30,000 per quarter starting with calendar quarter beginning January 1999 and increasing to $40,000 per quarter starting January 2000 under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of May 31, 2000, $186,666 of royalties due have been used to reduce accrued dividends. As of May 31, 2000, the Company had $59,034 of accrued preferred stock dividends, which is included as a component of other liabilities on the Company's Balance Sheet.

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

The Company entered into an option agreement on April 16, 1999 with another company for the licensing of certain technology. The term of the option was three months, and the non-refundable consideration received for the option was $35,000. The option has been extended at the election of the holder for up to three one-month periods upon payment of a non-refundable fee to the Company of $10,000 per month. As of September 20, 1999, a new agreement was reached extending the term of the option for four additional months starting November 1, 1999 upon monthly payments of $10,000 per month. This agreement was further extended on June 30, 2000 to July 31, 2000 for the additional consideration of $10,000.

NOTE F:

Preferred Stock Subscription Agreement

The Company entered into a subscription agreement dated February 27, 1997 with EP MedSystems. EP MedSystems purchased 280,000 shares of the Company's Series B cumulative convertible preferred stock for $1,400,000. The agreement provides for an annual dividend of $0.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A Common Stock are achieved. The Series B preferred stock is convertible into Class A Common Stock. The conversion of Series B cumulative convertible preferred stock to Class A Common Stock will be at the conversion rate of 1 share of Class A Common Stock for each
1.3 of Series B cumulative convertible preferred stock.

NOTE G:

Net Loss Per Share

Basic and diluted net loss per common share for the relevant period is calculated based upon net loss after cumulative Series B preferred stock dividends of $56,700 and $18,900 for the nine and three month periods ended May 31, 2000 and 1999, respectively, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for all periods presented.

NOTE H

Comprehensive Income

The net loss of $484,329 and $720,421 recorded for the three months ended May 31, 1999 and 2000, respectively, and $1,623,487 and $1,721,610 recorded for the nine months ended May 31, 1999 and 2000, respectively, is equal to the comprehensive loss for those periods.

NOTE I:

Bard Debt

On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc.
(Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations. This advance was evidenced by a note payable issued by the Company to Bard, which is secured by virtually all of the Company's inventory, furniture and equipment. The development, supply and license agreement was terminated on October 28, 1996. The note bears interest of prime plus 1% and was due December 31, 1998. The carrying amount of this note approximates its fair value due to the variable nature of interest rates. The principal and accrued interest due as of May 31, 2000 is $482,358.

On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company was required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000 for the year 2000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus1% and continue to accrue until full payment of all principal and interest outstanding.

NOTE J:

Need for Additional Financing

At May 31, 2000, the Company had a working capital deficiency of $261,385. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 1999 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations and through the expected placement of $1,000,000 of Class A Common Stock (see Note N), to be sufficient to meet the Company's cash requirements beyond October 31, 2000.

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

NOTE K:

Sale of Tax Benefits

In December 1999, the Company sold $6,600,000 of its State net operation loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $447,956. Such amount was recorded as a tax benefit in the Statement of Operations during the second quarter of fiscal 2000. Historically, the Company had recognized a 100% valuation allowance against these net operating losses.

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

NOTE M:

Forfeitable Shares

In connection with the initial public offering, the underwriter required that certain stockholders agree to contribute an aggregate of 833,000 shares of Class B Common Stock (converted to Class A Common Stock in fiscal 2000 - see Note C) to the Company without consideration if specified earnings levels or market price targets are not met (the Forfeitable Shares). During the quarter ended May 31, 2000, the Company determined that 114,896 shares of the Forfeitable Shares were no longer forfeitable. Therefore, these non-forfeitable shares are now included in the weighted average shares outstanding calculation.

NOTE N:

Subsequent Event

A subscription agreement with a Director of the Company was signed on July 12, 2000 reflecting the intent to purchase 1,333,333 units of Class A Common Stock for $0.75 per unit estimated to yield $1,000,000 in net proceeds to the Company, and expected to close July 31, 2000. Each unit will consist of a share of Class A Common Stock and a three-year warrant to purchase an additional share of Class A Common Stock at $0.75.

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

RESULTS OF OPERATIONS

Nine Months Ended May 31, 2000 and 1999

Revenue:

The Company had revenues of $106,666 from royalty fees and $7,500 from product sales for the nine months ended May 31, 2000 as compared with option and royalty fees of $275,000 and product sales of $25,198 for the nine months ended May 31, 1999.

Research and Development:

Research and development expenses increased $56,728, or 5.4%, during the nine months ended May 31, 2000 primarily attributable to increased purchasing and consultant activity related to the development of the Company's products that was partially offset by costs associated with the reallocation of facilities space and payroll costs.

Marketing, General and Administrative:

Marketing, general and administrative expenses decreased $37,378, or 4.7%, primarily attributable to a reduction in consultant fees in the current year. The consultant fees in fiscal 1999 related to the private placement activity.

Interest Expense:

Interest expense increased $350,633, primarily attributable to the increased debt outstanding and amortization of related debt issuance costs after the completion of the private placement in October 1999.

Tax Benefit:

The Company sold New Jersey tax benefits (see note K of the Notes to Condensed Financial Statements) for $447,956 during the second quarter of fiscal 2000.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2000 and 1999

Revenue:

The Company had revenues of $47,500 which included $7,500 of product sales and $40,000 of royalty fees for the three months ended May 31, 2000 as compared with revenues of $111,438 which included $1,438 of product sales and $110,000 of license and option fees for the three months ended May 31, 1999.

Research and Development:

Research and development expenses increased $73,687, or 22.4%, during the three months ended May 31, 2000. This is primarily attributable to the increased purchasing, consultant and equipment rental activity related to the development of the Company's products that was partially offset by costs associated with the reallocation of facilities space and payroll costs.

Marketing, General and Administrative:

Marketing, general and administrative expenses decreased $22,039, or 9.1%, primarily attributable to a reduction in consultant, insurance and legal expenses in the current year. The consultant fees in fiscal 1999 related to the private placement activity.

Interest Expense:

Interest expense increased $115,143, primarily attributable to the increased debt outstanding and amortization of related debt issuance costs after the completion of the private placement in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

Need For Additional Financing

At May 31, 2000, the Company had a working capital deficiency of $261,385. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 1999 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations and through the expected placement of $1,000,000 of Class A Common Stock (see Note N), to be sufficient to meet the Company's cash requirements beyond October 31, 2000.

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the suit will be reinstated. The appellate court on December 7, 1999 heard oral arguments of the appeal. A decision on the matter is expected before the end of the fiscal year.

Item 2:  Private Placement Offering

On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares of Class A Common Stock at $0.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 million shares in this offering. The number of shares that were purchased was proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $0.75 per share and exercised warrants for 3,712 shares at $0.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,405,888 as of April 10, 2000, including the exercise of 375,000 warrants.

The Company asked the 6.5% convertible promissory noteholders to release it from any obligation it may have for a rights offering described in Note C. As of July 14, 2000, a majority of such noteholders have agreed to release the Company from such obligation.

Item 6:  Exhibits and Reports on Form 8-K

         a)       27.      Financial Data Schedule
         b)       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 14, 2000
                                    EchoCath, Inc.
                                    ----------------------------
                                    (Registrant)

                                By:  /s/ Frank DeBernardis
                                    ----------------------------
                                         Frank DeBernardis
                                         President, Chief Executive Officer,
                                         Principal Financial and Accounting
                                         Officer