Form 10KSB
period 2000-08-31
ECHOCATH INC
filed 2000-11-30
CIK 1000926

                                                      --------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number:     3235-0058
                                                      Expires:     May 31, 1997
                                                      Estimated average burden
                                                      hours per response ..2.50
                                                      --------------------------

                                                      --------------------------
                                                           SEC FILE NUMBER
                                                               0-28640
                                                      --------------------------

                                                      --------------------------
                                                           CUSIP NUMBER
                                                                          500909
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 12b-25

                        NOTIFICATION OF LATE FILING

(Check One): [X]  Form 10-K   [ ] Form 20-F   [ ]  Form 10-Q    [ ]  Form N-SAR

  For Period Ended:
                   -----------------------------------
  [X] Transition Report on Form 10-K
  [ ] Transition Report on Form 20-F
  [ ] Transition Report on Form 11-K
  [ ] Transition Report on Form 10-Q
  [ ] Transition Report on Form N-SAR
  For the Transition Period Ended:            August 31, 2000
                                  --------------------------------------------

-------------------------------------------------------------------------------
Read Instruction (on back page) Before Preparing Form. Please Print or Type.

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
-------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION

EchoCath, Inc.
--------------------------------------------------------------------------------
Full Name of Registrant

-------------------------------------------------------------------------------
Former Name if Applicable

P.O. Box 7224
---------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Princeton, New Jersey 08543
---------------------------------------------------------------------------
City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[ ]       (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]       (b) The subject annual report on Form 10-K will be filed on or before the 15th calendar day following the prescribed due date; and

          (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

   All information necessary to formulate the 10Q filing could not be gathered and structured into proper form without unreasonable delay because of, among other cause, temporary absence of necessary personnel.

As a result of an undo burden on the staff the registrant is requesting an extension of time to file form 10-KSB.

PART IV - OTHER INFORMATION


     (1) Name and telephone number of person to contact in regard to this notification

   Frank Joworisak                    609               987-8400
-----------------------          ------------       ------------------
     (Name)                       (Area Code)        (Telephone Number)

     (2)  Have all other periodic reports required under
          Section 13 or 15(d) of the Securities Exchange Act of
          1934 or Section 30 of the Investment Company Act of
          1940 during the preceding 12 months or for such
          shorter period that the registrant was required to
          file such report(s) been filed?  If answer is
          no, identify report(s).                                 [X] Yes [ ] No

          --------------------------------------------------------------------

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion
          thereof?                                               [ ] Yes [X] No

          If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
               Sales 3 months ended 6/30/96      5,500,000
               Net loss 3 months ended 6/30/96  (3,000,000)

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date By  November 29, 2000                    /s/  Frank DeBernardis
         -----------------                         -----------------------------