Form 10KSB/A
period 2000-08-31
ECHOCATH INC
filed 2000-12-11
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2000
                                            ---------------

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

                              ___ X ___ Yes ____ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended August 31, 2000 were $154,166.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on November 27, 2000, based on the closing sale price of its common stock on the Nasdaq OTC Bulletin Board on such date, was approximately $6,300,000.

As of November 20, 2000, there were 7,990,623 outstanding shares of the issuer's Class A Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):

                              ____ Yes ___ X ___ No

                                INTRODUCTORY NOTE

         EchoCath, Inc., a New Jersey corporation (the "Company or "EchoCath"), is engaged in developing, manufacturing and marketing medical devices, which enhance and expand the use of ultrasound technology for medical applications and procedures.

         Certain statements in this Report on Form 10-KSB ("Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed under Item 1. Business - Risk Factors. When used in this Report, statements that are not statements of material fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "believes," "estimates," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Description of Business.
        ------------------------

General

         The Company is engaged in developing, manufacturing and marketing medical devices, which enhance and expand the use of ultrasound technology for medical applications and procedures. The Company has developed four proprietary ultrasound technologies: one that characterizes blood flow; two that enable ultrasound imaging to, among other things, identify devices during interventional procedures such as needle biopsies and catheterizations; and one that provides intraluminal imaging. The Company's technologies include: a proprietary transcutaneous, epivascular, and catheter-based sensor and electronics system ("EchoFlow(TM)") which is intended to provide data on the blood flow through internal vessels; a proprietary catheter positioning system ("EchoMark(R)") which electronically marks and displays the position of non-metallic objects, such as catheters, within the body on existing ultrasound imaging screens, a proprietary system ("ColorMark(R)") which highlights metallic objects, such as needles and other interventional instruments, in color to permit them to be easily seen on existing ultrasound imaging screens; and a proprietary imaging system ("EchoEye(R)") which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking intra-vascular images and guidance for minimally invasive ultrasound-guided surgical procedures.

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

         EchoFlow EchoCath is engaged in ongoing research and development of the EchoFlow technology. The Company has commercialized its first product incorporating the EchoFlow technology, the BVM-1, which is intended to provide data on the blood flow through internal vessels during intra-operative procedures. Other applications include small sensors that can be mounted onto blood vessels or within the walls of a graft, and that provide crucial data on the flow of blood, have wide applicability, including for feedback control of pacemakers and implantable defibrillators. EchoFlow sensors can be disposable products and will connect to an electronics module.

         The Company has successfully performed bench tests on EchoFlow sensors, and has conducted pre-clinical testing on EchoFlow at Mount Sinai Hospital in 1997 and at the University of Louisville in April 1998. In March 1998, at the national conference of the Society of Clinical Vascular Surgeons ("SCVS") in San Diego, California, EchoCath demonstrated the EchoFlow system using a sensor, one-quarter the size of a postage stamp, that when laid directly on or over a blood vessel, provides the quantitative blood flow measurements required by a vascular surgeon. At the SCVS conference, the pre-clinical results from employing an EchoFlow prototype instrument to measure blood flow were also presented. (Portions of this presentation were published in American Journal of Surgery in August 1998, authored by Dr. M. Skladany and associates). Continued product definition took place at the Annual Meeting of the Society of Vascular Surgeons (SVS) in June 1998. (Professor William Abbott of Harvard Medical School, a member of EchoCath's Medical Advisory Board, was President of the
SVS).

         The Company applied for 510(k) clearance to market its first EchoFlow product, the BVM-1 Blood Velocity Meter for inter-operative use in February 1999. It received clearance on September 23, 1999. The initial device is being marketed to vascular surgeons for intra-operative measurements and potentially for intensive care monitoring of circulatory status. The initial commercial units of this product have been placed in 10 demonstration sites, and one unit has been sold.

The Company intends to develop, manufacture and market additional EchoFlow products that utilize its EchoFlow technology. Planned products include monitoring systems that will measure blood flow in the circulatory system, utilizing sensors on the skin above a blood vessel, or placed directly on the vessel following surgery, or, carried on a catheter, inside the blood stream. As the status of the circulatory system is crucial, the Company believes such products have significant potential uses, but widespread acceptance of these products will depend on numerous factors. The commercialization of other applications of the EchoFlow product will depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise. The Company cannot predict, when, if ever, such products will be successfully developed or available for commercial sale.

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

         The Company has also developed the EchoMark Electrophysiology Catheter (the "EchoMark Electrophysiology Catheter") which consists of a conventional electrophysiology catheter augmented by a piezo plastic covered brass sensor connected by wire to the EchoMark CSI. The sensor captures ultrasound signals and relays them back to the EchoMark CSI, which in turn displays the position of the sensor in the image of the cardiac structures on the ultrasound-imaging screen. The Company believes that the EchoMark Electrophysiology Catheter will increase the speed and ease the diagnosis of arrhythmias in the heart. The Company received FDA clearance in May 1995 to market the EchoMark Electrophysiology Catheter to diagnose defective conductive pathways in the heart. In February 1997, the Company entered into a license agreement with EP MedSystems Inc., a New Jersey corporation ("EP MedSystems"), for this use of this technology. On March 31, 1998, EP MedSystems announced the successful use of EchoMark in connection with guiding electrophysiology devices under ultrasound imaging. See "Collaborative Agreements".

         Additional products that the Company has developed utilizing the EchoMark technology are an EchoMark peripheral angioplasty catheter (the "EchoMark PTA Catheter") and EchoMark guidewire (the "EchoMark Guidewire"). The Company received marketing clearance from the FDA under a 510(k) pre-market notification for the EchoMark PTA Catheter in 1992 and the EchoMark Guidewire in 1993. The Company previously experienced resistance from the medical community when it attempted to introduce the EchoMark PTA Catheter in 1993 because of the conflict over the administration of such procedures between different medical specialties. The Company is continuing to explore means of introducing the EchoMark PTA Catheter to be utilized in the actual performance of peripheral angioplasty under ultrasound guidance.

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

         The ColorMark technology was licensed by the Company to Medtronic (in conjunction with the license for EchoMark) for guidance of pacemaker lead implantation and this license agreement has terminated, except for a continuing right of last refusal, which will end in 2002. The ColorMark technology has also been licensed to Medtronic MICS Division for cardiac surgery applications, and to EP MedSystems for guided placement of electrophysiology catheters. Critical Care Concepts, Inc., presently holds an option to purchase a license agreement from the Company for the use of ColorMark technology for soft tissue biopsies and cancer therapy guidance; that option will expire on December 30, 2000.

         The Company will seek to enter into additional joint venture, licensing or other collaborative agreements for, among other things, the distribution, marketing, sale and/or use of the Company's proprietary ColorMark technology.

EchoEye The Company is engaged in the research and development of products incorporating the EchoEye technology which, if successfully developed, would allow clinicians to view tissues and organs inside the body in three-dimensional real-time and provide forward-looking images and guidance for minimally invasive ultrasound guided procedures. The Company has successfully performed preclinical testing on the EchoEye technology. The EchoEye technology has been licensed to EP MedSystems for its use in electrophysiology procedures. Medtronic received an option from the Company to license the use of EchoEye in cardiac surgery. This option has expired. See -"Collaborative Agreements."

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

         The Company intends to initially sell its first EchoFlow product, the BVM-1 Blood Velocity Meter, to vascular surgeons for intraoperative applications. The continued full commercialization of this products will depend on the Company's ability to obtain additional financing through joint ventures, licensing agreements or other collaborative arrangements or otherwise. Currently, the Company has no method for generating funds sufficient to complete commercialization efforts.

         Two distinct, but related, instruments will be developed from the EchoFlow technology provided that additional financing becomes available: an "evaluator" instrument, the first EchoFlow product, and a "portable" instrument. While the instruments will share signal-processing electronics, each will have its distinct operating interfaces and displays. The evaluator instrument, which is a pole-mounted, wall-powered unit, will be adapted for surveying an operational site and evaluating the flow, such as traversing the surface of the heart to find the coronaries, or moving along an artery to find a change in velocity that indicates a narrowing of the artery. In contrast, the portable system will be a battery-powered, portable unit to perform the same functions without the flexibility of operation inherent in the computer-based evaluator unit.

         Evaluator Instrument -- The evaluator instrument is aimed initially at the vascular surgery market. The vascular surgeon's work involves restoring circulation and management believes that the evaluator instrument will be a vital intra-operative tool to ensure the success of any such revascularization. The Company believes that the vascular surgeon could also use the evaluator instrument for "graft surveillance", post-operatively examining the flow in any peripheral graft to ensure its survival. The Company will market the evaluator to the cardiovascular surgeon, particularly the surgeon involved in the minimally invasive coronary artery bypass graft surgery ("mini-CABG") procedures. This procedure requires a means of measuring the flow of coronary artery blood. The EchoFlow evaluator instrument is expected to be used in both the mini-CABG and open-chest coronary artery bypass graft. However, the present unit is not FDA approved for cardiac use, and such approval will be required before it can be sold for such use.

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

         Portable Instrument -- The portable instrument is planned to be produced in the coming year. Since the basic electronic functions of the portable instrument are the same as for the evaluator instrument, the major development will be in creating the appropriate software for this non-computer based instrument and its functional implementation. .

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

         Ultrasound technology potentially can address many of these concerns by providing a less expensive outpatient procedure that eliminates the use of radiation and removes the risk of irritation caused by the contrast media. However, ultrasound also has limitations since it is often difficult or impossible to identify the position of catheters and instruments used during the procedure. The EchoMark Salpingography Catheter is designed to make the position of the catheter or other instrument easier to determine, independent of the angle of the catheter. The Company believes that the EchoMark Salpingography Catheter should expand the usefulness of ultrasound for diagnosing and treating infertility problems, reduce procedure time, eliminate the use of radiation to provide guidance, and also make possible the transfer of the procedure to a less expensive and more comfortable outpatient setting. However, the EchoMark procedure will require the medical community to change the traditional methods of diagnosis and treatment. The Company intends to seek an alliance partner to market and sell the EchoMark Salpingography Catheter.

         Cardiac Electrophysiology -- The EchoMark EP Catheter was designed for the diagnosis and treatment of cardiac arrhythmias. The Company believes that the EchoMark EP Catheter allows more rapid placement of electrophysiology catheters than present X-ray techniques. As such, this product represents a potentially significant improvement in this procedure. Pursuant to the terms of the license agreement between the Company and EP MedSystems, the Company granted EP MedSystems the exclusive right to make, have made, use and sell products using the Company's proprietary EchoMark technology in the field of cardiac electrophysiology. See "-Collaborative Agreements"; and "Item 3. - Legal Proceedings."

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

         Needle Biopsy -- Biopsies, in which small pieces of tissue are excised and examined, are performed in order to diagnose the cause of abnormal masses of tissue. Biopsies are sometimes performed after the entire tissue mass has been removed surgically, but biopsies can often be performed before surgery using biopsy needles. To successfully perform a needle biopsy, often an imaging device is needed to guide the biopsy needle. Biopsy procedures include fine-needle aspiration biopsy, core biopsy and surgical biopsy. Based upon management's analysis of American Cancer Society statistics, physician interviews and published clinical reports, the Company believes that a significant portion of these procedures require guidance using either ultrasound imaging, CT scanning, X-ray imaging or MRI. Management believes ultrasound is generally considered by clinicians to be the preferred guidance imaging method, as it is less costly and less time-consuming than other alternatives. However, use of this method is currently hampered by the fact that the biopsy needle is often difficult to see on the imaging screen. The needle may disappear altogether if it is not at a favorable reflecting angle for the ultrasound transducer. Clinicians must master various techniques for getting the needle to appear on the screen by adjusting the alignment of the needle or "jiggling" it. Textured needles provide only a limited solution to this problem, although they are less expensive than the ColorMark Clip. As a result, only experienced clinicians generally attempt ultrasound guided biopsy. The ColorMark Clip is designed to eliminate this needle invisibility problem in biopsy procedures. The Company believes that the ColorMark Clip could enable needle biopsies to be performed faster, easier and more accurately. The Company has granted an option to Clinical Concepts, Incorporated, for the soft-tissue biopsy application. See "Collaborative Agreements".

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

         Intravascular imaging catheters are primarily used by cardiologists and radiologists during cardiac and peripheral angioplasty procedures where standard balloon dilation yields poor results or where alternative recanalization procedures (using stents, lasers or atherectomy devices) are being considered. Percutaneous insertion of a vascular stent and or graft is a developing procedure in which it is imperative that the graft or stent device be guided and placed with a degree of accuracy beyond the capability of current technology. In addition, cardiac electrophysiologists could potentially use EchoEye products to guide therapeutic cardiac ablation procedures. EP MedSystems has the exclusive license for such use. See "Collaborative Agreements."

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

Research and Development

         The Company has incurred an aggregate of approximately $12,021,000 (excluding the value of the technology contributed at inception by Ultramed, Inc., a privately-held corporation ("Ultramed")), of research and development expenses from its inception through August 31, 2000, including approximately $1,635,000 during the fiscal year ended August 31, 2000 and approximately $1,218,000 during the fiscal year ended August 31, 1999. Substantially all of the Company's research and development expenditures to date have related to the development of the EchoFlow, EchoMark, ColorMark and EchoEye technologies and the products utilizing such technologies and development of manufacturing techniques for such products.

         The Company conducts all of its research and development on the premises of its facility in Princeton, New Jersey. The Company has six full time employees dedicated to research and development activities and one part-time employee dedicated to regulatory activities.

Collaborative Agreements

         Medtronic Agreements

         October 1997 Medtronic Agreement Pursuant to the terms of the Medtronic Agreement entered into in October 1997 between the Company and Medtronic (the "October 1997 Medtronic Agreement"), the Company, among other things: (i) granted Medtronic a worldwide exclusive license to make, have made, use, sell, and have sold, products utilizing the Company's EchoMark or ColorMark technologies in guiding devices during cardiothoracic surgical procedures; (ii) received a $250,000 payment from Medtronic MICS Division (for completion of "Concept Design Validation" for an EchoFlow instrument to be used in mini-CABG procedures to determine if adequate flow has been established in coronary arteries after a bypass procedure). Medtronic acquired the exclusive option at any time until October 31, 1998, for a payment of at least $1.5 million for a worldwide exclusive license to the Company's EchoEye and EchoFlow technologies for use in guiding devices during cardiothoracic surgical procedures. While the option has expired, the Company and Medtronic have continued to engage in discussions regarding a potential license agreement relating to EchoFlow technologies. However, no additional agreements have been reached.

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

         EP MedSystems Agreement Pursuant to the terms of the EP MedSystems Agreement signed in February 1997, the Company granted EP MedSystems the exclusive right and license to make, have made, use sell and have sold, products utilizing the Company's EchoMark, ColorMark, and EchoEye proprietary technologies for use in the field of electrophysiology. The license granted to EP MedSystems specifically excludes use of the Company's EchoMark, ColorMark and EchoEye technologies on permanently implantable defibrillators and pacemaker leads.

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

         As of February 17, 1997, the Company entered into a Subscription Agreement with EP MedSystems whereby EP MedSystems purchased 280,000 shares of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Cumulative Convertible Preferred Stock") for $1,400,000. The EP MedSystems Agreement provides that any royalties payable to the Company pursuant to the terms of the EP MedSystems Agreement can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Series B Cumulative Convertible Preferred Stock which are accrued but not paid as of the date such royalty payment is due. See "Item 3. - Legal Proceedings."

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

         Following previous extensions of the note maturity date, on November 23, 1999, the Company reached an agreement to refinance its Bard Debt. The Company was required to pay $75,000 immediately, 10% of net funds that are received from subsequent financing activity through December 31, 2000 with a minimum payment of $150,000, and beginning with the first calendar quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1%.

Manufacturing and Suppliers

         The Company plans to subcontract the production of component parts of the EchoFlow instrument systems, and intends to assemble and test EchoFlow instrument systems at the Company's facility in Princeton, New Jersey. The Company currently has the capability to manufacture EchoMark CSI systems, ColorMark disposable clips, and ColorMark drivers at its own facility. Outside vendors are used to fabricate catheters and to mount sensors. Prototype manufacturing is performed by an outside manufacturing firm with specific expertise in fabricating catheter devices. The Company intends to continue to manufacture certain unique elements of its products. The Company believes that with its current facilities and vendor arrangements, it can manufacture enough of its products to meet its anticipated needs through the next four years. Thereafter, the Company will be required to raise significant additional capital, attract and retain experienced personnel, purchase or lease additional equipment and comply with extensive government regulations with respect to its facilities. Further, even if the Company manufactures its products directly, it will continue to depend upon subcontractors to manufacture and deliver certain components of its products in a timely, cost effective and satisfactory manner. The Company has limited manufacturing capability and depending upon the volume of its products sold, the Company may determine to enter into arrangements with others for the manufacture and assembly of its products, in which event it will be substantially dependent upon such third parties to deliver such products in a timely manner and on a competitive basis.

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

Marketing and Sales

         To date, the Company has had minimal sales of its products. The Company is currently in the process of developing a distribution network to market and sell certain of its products. The Company initially intends to focus its marketing efforts on the EchoFlow product line.

         The Company has entered into collaborative agreements for the marketing and sale of certain of its products. Such collaborative agreements include the October 1997 Medtronic Agreement and the EP MedSystems Agreement. See "Collaborative Agreements".

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

         EchoFlow As EchoFlow measures blood flow, the most significant competitor is the human finger. Checking for blood flow by feeling for a pulse is among the most common "procedures" in medicine. The obvious limitation to using the tactile method for blood flow determination is that it is not quantitative, nor even very qualitative. It is possible to feel a pressure pulse when there is no flow, and if there is a lot of fat over an artery, to feel no pulse when there is plenty of flow. Another useful device is a "pen dop", a small Doppler system that fits into a pen-sized case. However, a pen dop is not accurate in measuring absolute blood velocity. At present, it is impossible to measure Doppler blood flow without adding an extensive ultrasound imaging system to a Doppler system, a large, bulky system at a great expense, requiring a specialized technician to operate and containing a probe which is roughly fist-sized and therefore, difficult to use intra-operatively. The Company does not believe that these systems are competitive with EchoFlow instrumentation.

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

         EchoMark Management believes there are no companies that compete directly with its EchoMark technology for guiding catheters under ultrasound. ATL's Biosponder'TM' technology, although in some ways similar to the Company's EchoMark technology, is not designed to be mounted onto a catheter. ATL is now a susidiary of Philips, a large multi-national company.

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

         The second competing product is the P.D. Access(TM) marketed by Escalon. The P.D. Access(TM) is a Doppler-guided needle useful for assisting vascular access. To date, the product has been directed primarily to interventional radiologists. Unlike the ColorMark Clip, the P.D. Access(TM) is not guided by ultrasound visualization of the target artery, so it does not eliminate all of the difficulties of vascular access.

         In addition, several biopsy needle manufacturers market needles that have been specially resurfaced to enhance their echogenicity (and thus their visibility under ultrasound). Although helpful and less expensive than the Company's products, management believes these modifications do not fully improve visualization sufficiently during needle biopsy and vascular access procedures.

         EchoEyeManagement believes that several companies including Cardiovascular Imaging Systems, Inc. ("CVIS"), a subsidiary of Boston Scientific, and Endosonics Corporation are marketing and developing miniaturized catheters mounted with ultrasound transducers for visualization and tissue characterization within peripheral and coronary arteries. Each of the competitive devices known to management is a "side-looking" imaging device that views a doughnut-shaped area perpendicular to the axis of the catheter. With a side-looking catheter, the scanned area is behind the catheter's tip. These devices provide useful ultrasound diagnostic information, but are limited by their inability to scan vascular occlusions that prevent the passage of the catheter as well as the areas beyond such obstructions.

         Management believes that CVIS is pursuing early stage development of forward-looking catheter designs. Management does not believe that this competitor has yet produced an operational forward-looking catheter. However, CVIS has access to substantial resources and is capable of moving forward rapidly with its development efforts. The products from this potential competitor would have the advantage of being compatible with its currently placed ultrasound imaging systems.

         Management believes that several companies have developed ultrasound-imaging products for minimally invasive surgery applications. For example, Endomedix Inc. and Aloka Inc. have imaging systems that are approved for laparoscopic cholecystectomy. However, unlike EchoEye, if successfully developed, neither of these systems provide real-time, three-dimensional images of the visualized area. At least two other manufacturers, Multigon Inc. and Tetrad Inc., are seeking to develop their own ultrasound imaging systems. Management does not believe that any competing three-dimensional, real-time ultrasound imaging systems are currently in development for minimally invasive surgery applications. However, many of the companies that are undertaking development of imaging systems that may compete with products utilizing the EchoEye technology have greater financial, manufacturing, marketing, distribution, and technical resources than the Company.

         General The health care industry is characterized by extensive research efforts and rapid technological change. Future innovations could render the Company's current and proposed products obsolete. Competition in the market for imaging catheters is intense and is expected to increase. The Company's current and proposed products are expected to compete against other types of imaging systems (such as CT, optical scanning, X-ray and MRI) as well as other ultrasound imaging products. Manufacturers of non-imaging therapeutic catheters or external ultrasound imaging devices could also enter the market with competitive products. Such companies may succeed in developing products that are more effective or less costly than those developed by the Company and may be more successful than the Company in manufacturing and marketing their products. Many companies are engaged in research and development of new devices that may address the same clinical applications as the Company's products. The future success of the Company will depend, in part, on the degree of clinical acceptance of ultrasound imaging as opposed to competing technologies as well as on acceptance of the Company's products for ultrasound imaging applications. Many of the Company's competitors and potential competitors have substantially greater financial, technological, manufacturing, marketing, distribution, operating, technical and other resources than the Company. Academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and/or less costly than those developed or being developed by the Company, thereby rendering the Company's technologies not competitive or obsolete.

Patents and Proprietary Rights

         Patents and Patent Applications All of the Company's technologies have been invented by officers and employees of the Company or employees of Ultramed, which was founded to manufacture ultrasonic duplex vascular imaging systems, and the rights to such technologies have been assigned to the Company.

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

         The Company has received two additional U.S. patents, which expire in 2014, on an extension of the ColorMark technology relating to how to perform needle guidance from a black and white ultrasound system and relating to the method of attaching needles to a universal ColorMark Clip system. In October 1999 an additional U.S. patent on an integrated means of driving needles for detection by ColorMark technology was issued; that patent will expire in 2016.

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

         The Company has several patent applications pending, and intends to file other patent applications on inventions developed in the course of continuing research and development efforts. Such applications will either be owned by, or licensed to, the Company.

      Tradename, Trademark And Service Mark Rights The Company is the owner of the registered trademarks EchoMark(R), ColorMark(R) and EchoEye(R) in the United States and registration is pending for EchoFlow(TM).

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

         In order to obtain FDA approval of a new device, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and pre-clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any products it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals it grants. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

         The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMP, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as post-market surveillance. New Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

         If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a Class I or Class II device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device that was legally introduced to the market after the FDA has found it to be substantially equivalent to a legally marketed device, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. Substantial equivalence also can be found for pre-1976 Class III devices for which pre-market approval applications ("PMA") have not been required. The 510(k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) pre-market notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. Although the FDA has no specific time limit by which it must respond to a 510(k) pre-market notification, it currently responds to the submission of a 510(k) pre-market notification within approximately 130 days. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent, the manufacturer or distributor must seek pre-market approval of the proposed device through the submission of a PMA application. A PMA application must be supported by extensive data, including pre-clinical and human clinical trial data, to prove the safety and efficacy of the device. Upon receipt, the FDA conducts a preliminary review of the PMA application. If sufficiently complete, the submission is declared filed by the FDA. By regulation, the FDA has 180 days to review a PMA application once it is filed, although PMA application reviews more often occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete.

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

         The Company is registered as a medical device manufacturer with the FDA. As such, the Company and its contract manufacturer will be inspected on a routine basis by the FDA for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, distribution, storage and control activities. Foreign manufacturing facilities that produce devices for sale in the United States are also subject to these GMP requirements and to periodic FDA inspections. On October 7, 1996, the FDA revised the GMP regulations to include, among other things, design controls and service. These revised regulations became effective on June 1, 1997. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for non-approved applications and reviews company labeling for accuracy.

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

         Third-Party Reimbursement Successful commercialization of the Company's products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid and private insurance plans. Reimbursement rules vary from payer to payer, and reimbursement also may depend upon the setting in which a particular item or service is furnished.

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

         Medicare reimburses hospital inpatient services on the basis of a prospective payment system in which the reimbursement to the hospital for a particular patient is determined by the particular diagnosis-related group ("DRG") to which the patient is assigned. Generally, such reimbursement will not depend on the specific items or services furnished to the patient during the hospital stay. As a result, hospitals have an incentive to provide cost-effective treatments that will reduce hospital costs and shorten the patient's length of stay. The Company believes that its current and proposed products will be cost-effective and that hospitals will have an incentive to use the Company's proposed products. Medicare reimburses non-surgical therapeutic services furnished in the hospital outpatient setting on the basis of the reasonable costs of those services. For services that Medicare has determined should be covered in ambulatory surgery centers, Medicare reimbursement to the ambulatory surgery center is based on a fee schedule. Medicare has not made any determination concerning whether use of the Company's current and proposed products will or should be covered in ambulatory surgery centers and, if so, how much the procedure should be reimbursed. Generally, Medicare does not separately reimburse physicians for the facility costs associated with furnishing a therapeutic procedure in their offices; such reimbursement is considered to be bundled into the physician fee schedule payment for the physician service. In some cases, however, where expensive supplies are required for procedures that generally are furnished in hospital or other facility settings but which can be safely performed in a physician's office, Medicare will make an additional payment to help defray the cost of the supplies.

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

         The anti-kickback statute contains exceptions for, among other things, properly reported discounts and compensation of bona fide employees. In addition, federal regulations establish certain "safe harbors" from liability under the anti-kickback statute, including further refinements of the exceptions for discounts and employee compensation, and a safe harbor for personal services contracts. While failure to satisfy all the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that are of the same generic kind as those for which there is a safe harbor available (for example, discounts or personal services contracts) may be subject to scrutiny if they do not qualify for the safe harbor. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions under these federal and state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion of providers or practitioners (but under current law not manufacturers) from participation in Medicare and Medicaid, and criminal fines or imprisonment.

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

Product Liability and Insurance

         The testing, clinical trials, manufacturing and sale of the Company's products involve the inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage of $6,000,000; however, such insurance is expensive, subject to various exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. In addition, there can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

Human Resources

         As of November 15, 2000, the Company employed 16 full time employees. Six employees provide research and development services, five work in production, five employees provide management and administrative services and one part-time employee provides services related to compliance with regulatory requirements.

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


             Name                                 Affiliation
Dr. William Abbott              Professor of Surgery, Harvard Medical School,
                                Boston, Massachusetts, Chief of Vascular Surgery
                                at the Massachusetts General Hospital, Boston,
                                Massachusetts.
Dr. Valentin Fuster             Professor of Medicine of Mount Sinai School of
                                Medicine, New York, New York, Director
                                Cardiovascular Institute, Mount Sinai Medical
                                Center.
Dr. Lawrence H. Hollier         Chairman and Franz W. Sichel Professor,
                                Department of Surgery, The Mount Sinai Medical
                                Center, New York, New York
Dr. Kurt Isselbacher            Mallinckrodt Professor of Medicine, Harvard
                                Medical School, Boston, Massachusetts;
                                Director, MGH Cancer Center, The Massachusetts
                                General Hospital, Boston, Massachusetts.


         Each of the Medical Advisors has entered into a medical advisory agreement (collectively the "Medical Advisory Agreements"), pursuant to which the Medical Advisors meet up to four days annually to advise the Company of advances in their field of expertise and to consult with the Company and to assess the feasibility of research and development programs under consideration by the Company in their field, and to offer guidance for future research and clinical applications of the Company's technology in their field. The Medical Advisors also meet individually and in groups to advise the Company on the research, development, operations and commercialization of its technology, to consult on the Company's projects and to attend meetings of the Medical Advisors. Generally, any further activities, if requested, are on an as available basis and at the agreed upon fee. The Medical Advisory Agreements contain confidentiality provisions.

         The Medical Advisors are not expected to otherwise actively participate in the development of the Company's technology. The Medical Advisory Agreements are for a term of five years. In consideration for the services rendered under the Medical Advisory Agreements, Dr. Abbott and Dr. Isselbacher receives $15,000 per annum, Dr. Fuster receives $25,000 per annum, and each is reimbursed for reasonable expenses. In addition, in January 1996, Dr. Abbott and Dr. Isselbacher were each granted options to purchase 10,000 shares of Class A Common Stock under the Company's 1995 Stock Option Plan (the "Option Plan") at an exercise price of $5.00 per share that was reset to $3.325 per share on April 29, 1997, which options will vest in five equal annual installments commencing January 17, 1996 and are exercisable for a period of five years following the date of vesting. In October 1998, Dr. Hollier was granted options to purchase 25,000 shares of Class A Common Stock under the Option Plan at the current market price of $1.125 per share, all of which options vested immediately and are exercisable for a period of ten years following the date of vesting. The Medical Advisory Agreements also provide for indemnification of each Medical Advisor and his successors, heirs and assigns against any liabilities, damage, loss and expense (including reasonable attorneys' fees and expenses of litigation) incurred or imposed upon indemnities or any one of them in connection with any class action suits, demands or judgments arising from their good faith services under the Medical Advisory Agreements.

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

         In August 1995, the Company effected a 0.848 for 1 reverse stock split of its common stock. The resulting shares were then converted and reclassified as 848,000 shares of Class B Common Stock, no par value (the "Class B Common Stock") (together with the Class A Common Stock, the "Common Stock"). Shortly thereafter, the Company's outstanding shares of preferred stock and warrants to purchase preferred stock were canceled in exchange for the issuance of 127,000 shares of Class B Common Stock. In connection with the 1999 Private Placement Offering all of the holders of the Company's Class B Common Stock converted their shares into Class A Common Stock.

Risk Factors

         The following factors, among others, could cause the Company's actual results, performance or achievements, or industry results, to differ materially from those expressed in the Company's forward-looking statements in this Report and presented elsewhere by management from time to time.

         Limited Commercial Operations; No Assurance Of Success Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the Company's early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing and assembly, the competitive environment in which the Company operates, marketing problems and additional costs and expenses that may exceed current estimates. Certain of the Company's proposed products will require significant additional research, development, testing and financing, and may need to overcome significant regulatory burdens prior to commercialization. There can be no assurance that after the expenditure of substantial funds and efforts, the Company's proposed products will be successfully developed.

         Stockholders' Deficit; Expectation Of Substantial Future Losses From its inception through August 31, 2000, the Company has incurred a cumulative net loss of $20,773,000. At August 31, 2000, the Company had a working capital deficit of $45,000 and a stockholders' deficit of $1,372,000. Net losses for the years ended August 31, 1999 and 2000 were $2,107,000 and $2,594,000, respectively. The Company intends to conduct significant additional research, development and testing activities which, together with expenses incurred for the establishment of a marketing and distribution presence and other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

         Need For Additional Financing The Company will require substantial additional financing in the future to fully implement its proposed business plan. Former sources of capital are not obligated, but may contribute, loan or provide any additional financing to the Company. The Company has no binding commitments from any third parties to provide funds to the Company and, while it anticipates funding from various sources, there can be no assurance that additional financing will be available on terms favorable or acceptable to the Company, if at all. See Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sales of Unregistered Securities."

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

         Consistent with its business strategy, the Company intends to pursue licensing, joint development and other collaborative arrangements with others. There can be no assurance, however, that the Company will be able to find additional collaborators or negotiate additional collaborative agreements on terms acceptable to the Company, if at all, that the collaborative agreements with the Company will be successful, or that collaborators will devote sufficient resources to the Company's products, proposed products or technologies. In addition, there can be no assurance that future collaborative arrangements will not allow others to enter into arrangements with the Company's collaborators for the commercialization of the same product or that collaborators will not pursue alternative products either on their own or in collaboration with others, including the Company's competition. To date, the Company has not received any royalty payments from any licensing agreement, which it has entered into with any licensee. See -- "Description of Business."

         Competition and Rapid Technological Change The health care industry is characterized by extensive research efforts and rapid technological change. Competition for imaging catheters is intense and is expected to increase. Certain of the Company's proposed products are expected to compete against other types of imaging systems (such as CT, optical scanning, X-ray and MRI) as well as other ultrasound imaging products. Manufacturers of non-imaging therapeutic catheters or external ultrasound imaging devices could also enter the market with competitive products. In addition, many companies are engaged in research and development of new devices that may address the same clinical applications as the Company's products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies. The future success of the Company will depend, in part, on the degree of clinical acceptance of ultrasound imaging as opposed to competing technologies as well as on acceptance of the Company's products for ultrasound imaging applications. Many of the Company's competitors and potential competitors have substantially greater financial, technological, manufacturing, marketing, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and less costly than those developed or being developed by the Company, thereby rendering the Company's technologies not competitive or obsolete. See -- "Description of Business-Competition."

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

         Limited Marketing And Sales Experience; Potential Dependence On Outside Parties For Marketing And Sales The Company is in the process of developing a distribution network to market and sell certain of its products and is currently developing its in-house marketing support staff. There can be no assurance that the Company will be successful in establishing such sales organization or in-house marketing staff or as to the effectiveness of such sales organization or in-house marketing staff. The Company also intends to enter into joint venture, licensing or other collaborative arrangements to market and sell its products. Such arrangements may result in a lack of control by the Company over the marketing and selling of its products. There can be no assurance that the Company will be successful in entering into any such arrangements or be able to effectively manage and maintain its relationships with others, or that any marketing and sales efforts undertaken by or on behalf of the Company by others will be successful. The Company also relies on its licensees to perform under the various licensing agreements to which the Company is a party. There can be no assurance that such relationships will result in revenue to the Company. In addition to domestic sales, the Company intends to sell its products outside of the United States. There can be no assurance that the Company will be successful in entering into other such arrangements to sell its products outside of the United States. See -- "Risks Inherent in International Transactions."

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

         Dependence Upon, And Need For, Key Personnel The Company is dependent upon a limited number of key personnel, particularly Frank A. DeBernardis, its Chief Executive Officer and President, and David Vilkomerson, Ph.D., its Executive Vice President. The loss of these individuals or a reduction in the time devoted by such persons to the Company's business could have a material adverse effect on the Company. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to attract and retain the necessary personnel on acceptable terms or at all.

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

         Limitations On Third-Party Reimbursement In the United States, the Company anticipates that its products will be purchased primarily by medical institutions and physicians which will then bill various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients. Payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication or not cost-effective. No separate code has yet been established to bill for the physician procedure involved in the use of any of the EchoCath products. There is no assurance that efforts by the Company to obtain a separate code for any of the EchoCath products will be successful or, if successful, that third-party payers will cover the procedure and reimburse it at an adequate level. Third-party payers are increasing their level of scrutiny of new medical technologies with respect to whether such technologies should be covered and, if so, how much they should be reimbursed. In addition, Congress is currently considering several health care reform proposals, which if enacted, could significantly affect the availability of reimbursement for medical products and services. There can be no assurance that reimbursement for procedures utilizing the Company's products will be sufficient to cover the additional cost of the Company's products, or that future reimbursement policies of payers will not adversely affect the Company's ability to sell its products on a profitable basis.

         Potential Adverse Impact Of Anti-Remuneration Laws The Medicare and Medicaid anti-kickback status prohibits financial relationships designed to induce the purchase (or arranging for or recommending the purchase) of items or services, or patient referrals to providers of services, for which payment may be made under Medicare, Medicaid, or other federally funded health care programs. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare and Medicaid payments may be made. Sanctions under these Federal and state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion of providers or practitioners (but under current law, not manufacturers) from participation in Medicare and Medicaid, and criminal fines or imprisonment. Because of the breadth of the statutory provisions described above, it is possible that some of the Company's business practices could be subject to challenge under one or more such laws. See --"Description of Business-Government Regulation-Anti-Remuneration Laws."

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

         Control by Existing Shareholders has changed as a result of the closing of the 6.5 % Convertible Notes for the Private Placement Financing as of November 1, 1999. As a condition to the offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock. The Class B Common Stock is essentially identical to the Class A Common Stock, except that the Class B Common Stock is entitled to 5 votes per share and the Class A Common Stock is entitled to 1 vote per share. During fiscal 2000, all Class B Common Stock has converted into Class A Common Stock. The Company has agreed to grant to the converting Class B Common Stockholders five-year warrants, exercisable at $0.75 per share, to purchase a number of shares of Class A Common Stock equal to the number of shares converted of Class B Common Stock.

         Possible Adverse Effects Of Authorization Of Preferred Stock; Anti-Takeover ProvisionsThe Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") and By-Laws and New Jersey's Business Corporation Act contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Class A Common Stock. Certain of such provisions impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions. Furthermore, the Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock on terms, which may be fixed by the Company's Board of Directors without further shareholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Class A Common Stock. In February 1997, in connection with the EP MedSystems Agreement, the Company sold 280,000 shares of the Series B Cumulative Convertible Preferred Stock to EP MedSystems that contains certain priority claims to assets and dividends and special voting rights. The Series B Cumulative Convertible Preferred Stock and the issuance of other shares of preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which shareholders may receive premiums for their shares of Class A Common Stock or otherwise dilute the rights of holders of Class A Common Stock and the market price of the Class A Common Stock.

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

         In addition, trading in the Class A Common Stock is now subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 individually, or $300,000 together with their spouses) must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange orquoted on Nasdaq-SMC that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's securities and the ability of purchasers to sell their securities in the secondary market.

Item 2. Description Of Property.
        -----------------------

         The Company currently leases an approximately 20,000 square foot facility on U.S. Route 1 in Monmouth Junction, New Jersey, pursuant to a five-year lease expiring on March 31, 2002. Currently, the Company utilizes 15,000 square feet of such facility. However, the facility contains space appropriate for approximately 4,000 square feet of offices for planned personnel, and approximately 16,000 square feet appropriate for manufacturing and laboratory use. The lease provides for an annual rent of approximately $294,000 for the fiscal year ended August 31, 2000 and approximately $294,000 for each fiscal year thereafter through March 2002. Such lease also provides for payment by the Company of real estate taxes and certain operating expenses. The Company has an option to purchase the entire facility for a purchase price of $2,000,000 plus certain consumer price index adjustments, which expires on March 31, 2002. The Company believes that these facilities are adequate for its current administrative and manufacturing needs and that this facility will be sufficient to meet the Company's anticipated manufacturing needs through April 2002. The property that the Company leases is in good condition.

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

Item 3. Legal Proceedings.
        -----------------

         On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. See "-Collaborative Agreements." In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the suit will be reinstated. The appellate court heard oral arguments of the appeal on December 7, 1999. The court has yet to rule on the appeal.

Item 4. Submission Of Matters To A Vote Of Security Holders.
        ---------------------------------------------------

                  A. The Annual Meeting of Stockholders of the Company was held on September 29,2000;

                  B The following is a list of all of the Directors of the Company who were elected at the Meeting and whose term of office continued after the meeting until the next annual meeting

                           Frank A. DeBernardis
                           Anthony J. Dimun
                           Daniel M. Mulvena
                           Joseph J. Prischak
                           Irwin M. Rosenthal
                           David Vilkomerson
                           Malcolm Dale


                  C. There were present at the Meeting, in person or by proxy, 4,478,610 shares of Class A Common Stock and 0 shares of Series B Convertible Preferred Stock entitled to vote at the Meeting. In the aggregate there were 4,478,610 shares represented at the Meeting out of a total of 7,024,598 shares entitled to vote. Common Stock and Preferred Stock voted together as a single class on all matters presented at the Meeting;

                  D. To ratify the appointment of KPMG LLP, as the Company's independent public accountants for the fiscal year ending August 31, 2001;

                  E. To approve and ratify the adoption of an amendment to the Company's Restated Certificate of Incorporation, as amended, increasing the total number of shares of authorized capital stock of the Company from twenty-five million (25,000,000) shares to fifty-five million (55,000,000) shares, increasing the total number of shares of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), from eighteen million five hundred thousand (18,500,000) shares to fifty million (50,000,000)
                           shares;

                  F. To approve an amendment to the Company's 1995 Stock Option Plan, as amended (the "1995 Stock Plan"), to increase the maximum number of shares of Class A Common Stock available for issuance under the 1995 Stock Plan from 1,020,000 shares of Class A Common Stock to 3,000,000 shares;

                  G. To approve and ratify the termination of forfeiture provisions of 833,000 of the Company's Class A Common Stock, which were formerly 833,000 shares of Class B Common Stock, no par value.

                  H. The results of the vote taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

                         1. The results of the vote taken at the Meeting for
                            the election of the nominees for the Board of Directors were as follows:


                           Nominee                       For           Withheld
                           -------                       ---           --------
                           Frank A DeBernardis        4,470,910          7,700
                           Anthony Dimun              4,470,910          7,700
                           Daniel M. Mulvena          4,470,910          7,700
                           Joseph J. Prischak         4,470,910          7,700
                           Irwin M. Rosenthal         4,331,303        147,307
                           David Vilkomerson          4,470,910          7,700
                           Malcolm Dale               4,470,910          7,700

                         2. A vote was taken on the proposal to ratify the
                            appointment of KPMG LLP as independent auditors of the Company for the year ending August 31,2001. The results of the vote taken were as follows:

                           For                        Against           Abstain
                           ---                        -------           -------
                           4,459,110                    500              19,000


                         3. The proposal to approve and ratify the adoption of
                            an amendment to the Company's Restated Certificate of Incorporation. The results of the vote taken were as follows:

                           For                        Against           Abstain
                           ---                        -------           -------
                           4,453,410                   10,000            15,200

                         4. The proposal to amend the 1995 Stock Option Plan to
                            increase the maximum number of shares of Class A Common Stock available for issuance under the 1995Stock Option Plan for 1,020,000shares of Class A Common Stock to 3,000,000 shares. The results of the vote taken were as follows:

                           For                        Against           Abstain
                           ---                        -------           -------
                           4,455,331                   10,079            13,200

                         5. The proposal to approve and ratify the termination
                            of forfeiture provisions of 833,000 shares of the Company's Class A Common Stock, which were formerly 833,000 shares of Class B Common Stock.. The results of the vote taken were as follows:

                           For                        Against           Abstain
                           ---                        -------           -------
                           1,277,077                 3,145,433           27,500


                                     PART II

Item 5. Market For Common Equity and Related Shareholder Matters.
        --------------------------------------------------------

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


         QUARTER ENDED                                   HIGH        LOW
         -------------------------------------------- ----------- -----------

         November 30, 1998                                 2 7/8         1
         February 28, 1999                                 1 1/4       3/4
         May 31, 1999                                        1/2       3/8
         August 31, 1999                                     7/8       1/2
         November 30, 1999                                 1 1/8     17/32
         February 29, 2000                                 15/16       1/4
         May 31, 2000                                      15/16      5/16
         August 31, 2000                                   21/62      5/16
         September 1, 2000 through November10, 2000        15/62       3/8


Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, the number of shareholders of record of the Class A Common Stock on November 15, 2000 was approximately 52. The Company believes that there is in excess of 550 beneficial owners of the Class A Common Stock whose shares are held in "Street Name."

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

Recent Sales of Unregistered Securities

         During the period covered by this Report, except as previously included on a Form 10-QSB, the Company sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the exemption provided by Section 42 thereunder, each of the purchasers represented that it was an accredited investor and the offer did not involve a general solicitation.

         Convertible Debentures On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units (i) a $25,000 convertible promissory note and (ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing (October 29, 1999), unless previously converted into Class A Common Stock. A total of $2,525,000 notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock (i) at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest)., (ii) at the option of the Company at any time beginning one year after October 29, 1999, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,784,358 and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $225,000. The warrants were valued at $0.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

         As a condition to the private placement offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock. All such shares have been converted to Class A Common Stock.

         The Placement Agents for the offering have been paid cash compensation equal to 10% of the gross proceeds of the offering and five year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share.

      On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares of Class A Common Stock at $0.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 million shares in this offering. The number of shares that were purchased was proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $0.75 per share and exercised warrants for 3,712 shares at $0.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,405,888, including the exercise of 375,000 warrants.

      The Company asked the 6.5% convertible promissory noteholders to release it from any obligation it may have for a rights offering described above. A majority of such noteholders have agreed to release the Company from such obligation.

      On July 15, 2000, a Director of the Company purchased 1,333,333 units for $0.75 per unit for which the Company received $1,000,000 in net proceeds. Each unit consisted of a shre of Class A common stock and a three-year warrant to purchase an additional share of Class A common stock at $0.75 per share.

      On November 15, 2000, a Director of the Company purchased 1,333,333 units for $0.75 per unit for which the Company received $1,000,000 in net proceeds. Each unit consisted of a shre of Class A common stock and a three-year warrant to purchase an additional share of Class A common stock at $0.75 per share.

Item 6. Management's Discussion and Analysis Of Financial Condition and Results of Operations.
         -------------

General

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.


Results of Operations

         Fiscal Year Ended August 31, 2000 Compared To Fiscal Year Ended August 31, 1999 Revenues: The Company had product sales revenue for the fiscal year ended August 31, 2000 ("fiscal 2000") of $7,500 and revenue of $146,666 from license fees.

         The fiscal 2000 product sales were $7,500 as compared to fiscal year ended August 31, 1999 (fiscal 1999) product sales of $25,197. The difference in product sales were immaterial, but fiscal 2000 sales were from EchoFlow. The fiscal 1999 fees from technology license and development fees were $370,000. Fiscal 1999 option fees totaled $225,000 with two different companies and two different technologies. The fiscal 2000 fees were from one company for the license of its technology.

         The cost of products sold was $5,767 for fiscal 2000 and $142,746 for fiscal 1999. Fiscal 1999 included a charge of $127,043 for a write off of work in process and finished goods inventory. The charge was a result of the discontinuance of two product lines that the Company plans to continue its efforts to license.

         The Company incurred research and development expenses for fiscal 2000 of $1,634,716. Research and development expenses increased 34.2% during fiscal 2000 when compared to the fiscal 1999 in which such expenses were $1,217,838. The increase is attributable primarily to a $165,000 reimbursement of certain development expenses under the terms of a joint venture partnership with a related company in fiscal 1999 and an increase in materials, payroll, and consulting services in fiscal 2000.

The Company had marketing, general and administrative expenses of $1,010,353 for fiscal 2000. Selling general and administrative expenses decreased 3% during fiscal 2000 when compared to fiscal 1999, in which such expenses were $1,045,588. The decline in marketing, general and administrative expenses from fiscal 1999 is attributable primarily to a decline in consultant fees in fiscal 2000.

         The increase in interest expense was the result of the issuance of the 6.5% convertible debentures, the majority of which were issued in fiscal 2000.

         Income tax benefit in fiscal 2000 of $447,956 consisted of proceeds received for the sale of $6,600,000 of the Company's State tax net operating loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. Historically, the Company had recognized a 100% valuation allowance against these net operating loss carryforwards.

Liquidity and Capital Resources

         Since its inception, the Company's efforts have been principally devoted to research and development and raising capital, and the Company has sustained cumulative losses of approximately $20,773,000 through August 31, 2000. These losses resulted primarily from research and development expenses aggregating approximately $12,789,000 relating to the Company's technologies and products, and expenses aggregating approximately $9,864,000 incurred in connection with marketing, and general and administrative activities, including legal and professional activities relating thereto, which are continuing since inception (February 14, 1990). The Company has funded its activities through equity and debt financing, representing an aggregate of $21,124,000. As of August 31, 2000, the Company had negative working capital of approximately $45,000 an accumulated deficit of approximately $17,759,000 and a stockholders' deficit of approximately $1,372,000.

         The Company anticipates that revenues will be insufficient to meet all operating expenses for the foreseeable future even if there is market acceptance of its products, and accordingly, it expects to incur substantially increased operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

         On October 29, 1999, the Company completed its private placement offering. The offering resulted in gross cash proceeds of $2,000,000 and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under this private placement. The notes and warrants were offered in the form of units, each unit consisting of a 6.5 % convertible three-year promissory note in the principal amount of $25,000 and a three-year warrant to purchase 33,333 shares of Class A Common Stock of the Company at $0.75 per share. In general, the principal and accrued interest on the notes are convertible at the option of the holder into shares of Class A Common Stock at the rate of $0.75 per share at the time beginning ninety days after October 29,1999. A portion of the notes sold in the offering are convertible by the holder at the lesser of $0.75 per share or the market price at the time of conversion. but at not less than $0.25 per share. The notes are also convertible at the option of the Company at any time beginning one year after October 29, 1999 at the lesser of $0.75 per share or market. The cancellation of the indebtedness to the placement agent resulted in the conversion of the debt into the purchase of 21 units in the offering and the issuance of 48,426 shares of the Company's Class A Common Stock as full payment of the interest.

         As a condition to the Private Placement Offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock. All such shares have been converted to Class A Common Stock.

         The Placement Agents for the Private Placement Offering have been paid cash compensation equal to 10% of the gross proceeds of the offering and five year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share.

      On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares of Class A Common Stock at $0.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 million shares in this offering. The number of shares that were purchased was proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $0.75 per share and exercised warrants for 3,712 shares at $0.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,405,888, including the exercise of 375,000 warrants.

        In July 2000, a Director of the Company purchased 1,333,333 units from the Company for $0.75 per unit, for which the Company received $1,000,000 in net proceeds. Each unit consisted of a share of Class A common stock and a three-year warrant to purchase an additional share of Class A common stock at $0.75 per share.

         A second sale to the same Director of the Company on November 15, 2000 of 1,333,333 units for $0.75 per unit resulted in net proceeds to the Company of $1,000,000. Each unit consisted of a share of Class A common stock and a three-year warrant to purchase an additional share of Class A common stock at $0.75 per share.

         During fiscal year 2000, options to purchase 705,000 shares at $0.39 per share were granted, to certain directors, officers and employees. The grants issued to management and non-management Board members were subject to shareholder approval which occurred on September 29, 2000 when the Board increased the maximum number of shares authorized under the 1995 Option Plan to 3,000,000 shares. Such options were all issued pursuant to the options plan and are exercisable for ten years following the date of grant. The date of shareholder approval represents the measurement date. As the fair market value on the measurement date exceeded the exercise price of the options, the Company will record a significant amount of deferred compensation in the first quarter of fiscal 2001 which will be amortized on a straight-line basis to expense over the respective vesting periods.

         During the 12-month period following the date of this Report, the Company intends to focus its efforts on marketing and production of its EchoFlow products. The Federal Food and Drug Administration cleared for marketing the first EchoFlow product, the BVM-1, on September 23, 1999. During such period, the Company will also continue its efforts in exploiting the ColorMark and EchoMark technologies, will continue the testing of its EchoEye technology, and will seek support of an alliance partner or partners for all of its technologies. The Company may also commence research and development of other products utilizing its technologies, and seek the requisite regulatory approvals for certain of the Company's other proposed products during this time period.

         The report of the Company's independent auditors on the Company's financial statements includes an explanatory paragraph which states that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company's current cash balance is only sufficient to meet its cash requirements through the second quarter of fiscal 2001 and is therefore in need of additional funds. The Company expects that additional cash resources will be available either through financing provided by the completion of license agreements (see Item 1. "Description of Business-Collaborative Agreements") and strategic alliances, the sale of its New Jersey tax benefits under the State of New Jersey Tax Benefit Certificate Transfer Program, additional equity and debt financing, or, if necessary, by reducing the level of its operating expenses by deferring certain research and development or marketing expenses. There can be no assurance that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, becomes effective for our financial statements for the fiscal year beginning September 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We do not expect the adoption of this Statement to have material impact on our financial statements.

         In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the company to adopt its guidance not later than the forth quarter of its fiscal year 2001 with a cumulative effect of change in accounting principle calculated as of September 1, 2000. We are evaluating SAB 101 and the effect it may have on our financial statements and its current revenue recognition policy.

Item 7. Financial Statements.
        --------------------

         The financial statements required to be filed pursuant to this Item 7 are included in this report on pages F-1 through F-27.


Item 8. Changes in and Disagreements with Accountants and Financial Disclosure
        ----------------------------------------------------------------------

         N/A.

                                    PART III



Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        --------------------------------------

Directors and Executive Officers

         The following table sets forth the name and positions of the executive officers and directors of the Company:


Name                                       Age    Position with the Company
Malcolm Dale                                65    Director
Frank A. DeBernardis(1)                     58    Chief Executive Officer,
                                                  President and Director
Anthony J. Dimun(2)                         57    Director
Daniel M. Mulvena(1)(2)(3)                  52    Chairman of the Board of
                                                  Directors
Joseph J. Prischak                          69    Director
Irwin M. Rosenthal(3)                       72    Secretary and Director
David Vilkomerson                           59    Executive Vice President,
                                                  Director of Research and
                                                  Development, Assistant
                                                  Secretary and Director
-------------
(1) Member of the Executive Committee.
(2) Member of the Compensation and Stock Option Committee.
(3) Member of the Audit Committee.

         MALCOLM DALE has served as a Director of the Company since June 2000. Mr. Dale is Vice President of DB Alex Brown, an investment banking/brokerage company with whom he has been associated since 1995. He previously held similar positions at C.J. Lawrence and Prescott, Ball & Turban.

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

         DANIEL M. MULVENA has served as Chairman of the Board since September 1997 and as a Co-Chairman of the Board from August 1995 to September 1997. Mr. Mulvena is President of Commodore Associates, a private firm providing consulting services. Mr. Mulvena served as Vice-President and General Manager of the Mansfield Division of Boston Scientific, a publicly traded corporation, which manufactures and sells minimally invasive medical products, beginning in February 1992. Mr. Mulvena left Boston Scientific in April 1995 as Group Vice President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of Boston Scientific. Mr. Mulvena formerly served as Vice Chairman of the Board of Directors of Life Medical Sciences, Inc. ("Life Medical"), a publicly-held corporation engaged in the research and development of technologies for use in medical applications, from July 1992 to May 1995. Since May 1997, Mr. Mulvena has served on the Board of Directors of

Thoratec Laboratories Corporation, since January 1998 has been acting Chairman of the Board of Magna-Lab Inc. ("Magna-Lab"), and since April 1998, a director of Zoll Medical, all of which are publicly-held corporations involved in medical technology. Since December 1999, Mr. Mulvena has served on the Board of Directors of Cambridge Heart, Inc., a publicly held company.

         JOSEPH J. PRISCHAK has served as a Director since December 1999. Mr. Prischak is founder, President and Chief Executive Officer of the The Plastek Group of Erie, Pennsylvania, an international tool making and plastic molding company in the field of plastic packaging for consumer products.

         IRWIN M. ROSENTHAL has served as a director of the Company since August 1995 and as Secretary of the Company since September 1995. Mr. Rosenthal is a co-founder of Life Medical, has served as a director of Life Medical since its inception in 1990 and currently serves as both its Secretary and Treasurer. Mr. Rosenthal is an attorney and since 1960 has specialized in securities law. He is currently a partner at Greenberg Traurig, formerly Graham & James LLP. Prior to July 1998, Mr. Rosenthal was a partner at Rubin Baum Levin Constant & Friedman. Mr. Rosenthal is also a director of Magna-Lab and Symbollon Corporation, a publicly traded chemical and medical technology company.

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

Key Personnel

         The Company's Key Personnel are as follows:

         David Lyons, (52), Vice-President of Engineering, has held this position with the Company since April 1997. Prior to serving as Vice-President of Engineering, Mr. Lyons served from 1991 to 1999, as Manager, Electronic R&D for the Company. He was responsible for the Company's design and development of electronics and software related to real-time three dimensional ultrasound imaging, ultrasound beacon systems, Doppler blood flow velocity measurement and Doppler signal processing methods. From 1988 to 1991 Mr. Lyons worked for Ultramed where he conducted similar design and development research.

         Alec Colleoni, (52), Manager of Manufacturing, Mr. Colleoni, a graduate of Feltrinelli Technical College in Italy, has managed the Company's manufacturing of a number of medical electronic companies, including Princeton Electronic Products and Ultramed, with over ten years experience in various FDA and GMP compliance requirements. He held positions with Johnson & Johnson and PA Associates and has received several patents in the United States.

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

Item 10. Executive Compensation.
         ----------------------

Summary Compensation Table

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended August 31, 2000, 1999, 1998 to Frank A. DeBernardis, the Company's Chief Executive Officer and David Vilkomerson, the Company's Executive Vice President (the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended August 31, 2000, 1999, 1998.

                           Summary Compensation Table
                               Annual Compensation

                                                                                               Long Term
                                                                                              Compensation
                                                                                        Awards           Payouts
                                                                                      ----------      -------------
                                                                                      Securities
                                                                                      Underlying        All Other
 Name and Principal                                                 Other Annual     Options/SARs     Compensation
     Position                    Year       Salary       Bonus      Compensation          ($)              ($)
-------------------              ----      --------      -----      ------------     ------------    ----------------
Frank A. DeBernardis             2000      $130,000        --            --               --                --
Chief Executive Officer          1999      $130,000        --            --               --                --
                                 1998      $130,000        --            --               --                --

David Vilkomerson                2000      $140,600        --            --               --                --
Executive Vice President         1999      $139,560        --            --               --                --
                                 1998      $134,600        --            --               --                --

-------------
(1) Mr. DeBernardis and Dr. Vilkomerson voluntarily deferred a portion of their compensation to preserve cash flow until the consummation of a private placement in October 1999. After the private placement was consummated, the deferred compensation was paid. The table reflects the compensation due before the voluntary deferral.
(2) The security underlying all options is Class A Common Stock.

Stock Option Tables

      Option/SAR Grants in Last Fiscal Year The following table sets forth the options granted to the Named Executive Officers during the fiscal year 2000. During fiscal year 2000, options to purchase 705,000 shares at $0.39 per share were granted, to certain directors, officers and employees. The grants to management and non-management Board members were subject to shareholder approval. At a meeting of the Shareholders on September 29, 2000, a proposal to amend to the Option Plan to increase the maximum number of shares of Class A Common Stock available for issuance from 1,020,000 shares to 3,000,000 was approved. Such options were all issued pursuant to the options plan and are exercisable for ten years following the date of grant. The date of shareholder approval represents the measurement date. As the fair market value on the measurement date exceeded the exercise price of the options, the Company will record a significant amount of deferred compensation in the first quarter of fiscal 2001 which will be amortized on a straight-line basis to expense over the respective vesting periods.

                                                  Individual Grants

                                                  Percent of
                                 Number of           Total
                                 Securities      Options/SARs                        Market Price as
                                 Underlying       Granted to       Exercise or         Reported on
                                Options/SARs     Employees in         Base          Bulletin Board on    Expiration
            Name                  Granted       Fiscal Year(1)     Price($/Sh)       Date of Grant         Date
Frank DeBernardis
   CEO                            250,000            35.5%             0.39               0.39             10/6/09
Anthony Dimun
   Director                        50,000            7.1%              0.39               0.39             10/6/09
Irwin Rosenthal
   Director                        50,000            7.1%              0.39               0.39             10/6/09
Daniel Mulvena
   Chairman                        90,000            12.8%             0.39               0.39             10/6/09
David Vilkomerson
   Executive VP                   250,000            35.5%             0.39               0.39             10/6/09

      Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values The following table sets forth information (on an aggregate basis) concerning each exercise of stock options during the fiscal year ended August 31, 2000 by each of the Named Executive Officers and the final year-end value of unexercised options. The table reflects options exercisable within 60 days of the date of this Report.

                                                         Number Of Securities Underlying      Value Of Unexercised "In-
                                                       Unexercised Options/SARs At Fiscal    The Money" Options/SARs At
                                                                    Year-End                     Fiscal Year End(2)
                                Shares
           Name               Acquired on      Value
                             Exercise (1)   Realized(3)    Exercisable    Unexercisable     Exercisable    Unexercisable
Frank DeBernardis
Chief Executive Officer            0             0           336,740          83,260             0               0

David Vilkomerson
Executive Vice President           0             0           406,740          83,260             0               0

-------------------
(1) As of the date of this Report, none of the Named Executive Officers have exercised any of their options.
(2) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The last sales price of the securities underlying the options on November 10 was $0.625 per share, and the exercise price on 90,000 shares of the applicable options has been reset from $5.00 per share to $3.375 per share on April 29, 1997.
(3) Value realized is the closing market price of the stock on the date of exercise less the option price, multiplied by the number of shares acquired on exercise.

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

      The Company entered into a consulting agreement with Mr. Mulvena, which expired on June 30, 1997. Pursuant to such agreement, Mr. Mulvena provided consulting services to the Company from July 1, 1995 through June 30, 1997, for up to 27 days per quarter, at a rate of $1,000 per day. The agreement provided for Mr. Mulvena to be reimbursed for his reasonable expenses and to be provided with Company benefits. The agreement also contained confidentiality and non-compete provisions. An extension of such consulting agreement has been negotiated and Mr. Mulvena will provide services up to four days per quarter, at a rate of $1,700 per day. Upon the extension of his contract with the Company, Mr. Mulvena was granted an option to purchase 40,000 shares of Class A Common Stock at an exercise price of $0.39 per share. The option vested immediately upon grant and has a term of ten years.

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

      At the annual stockholders meeting on September 29, 2000, the shareholders approved a proposal to increase the maximum number of shares of common stock available for issuance under the option plan from 1,020,000 to 3,000,000 shares.

      The total number of shares of Class A Common Stock with respect to which options and SARs will be granted under the Option Plan are 3,000,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan.

      The Option Plan is administered by the Board of Directors of the Company, which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQSOs or SARs, or a combination thereof, and the number` of shares of Class A Common Stock to be subject to such options or SARs. The Board of Directors of the Company may, in its discretion, delegate its power, duties and responsibilities under the Option Plan to a committee consisting of two or more "Non-Employee" directors within the meaning of (b)(3) of Rule 16b-3 promulgated under the Exchange Act. The Compensation and Stock Option Committee, which is responsible for administering the Option Plan, is composed of Daniel Mulvena and Anthony Dimun. The exercise price of options granted under the Plan shall not be less than the fair market value per share on the date of grant, as determined by the Board of Directors.

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

      On October 9, 1999, the Board of Directors approved a compensation committee recommendation and granted options for 500,000 shares to management, vesting over three years, 190,000 shares to the non-management members of the Board that vest immediately, and 15,000 shares to employees and consultants that vest equally over the next three years. The grants issued to management and the non-management Board members were subject to shareholder approval which occurred on September 29, 2000 when the Board increased the maximum number of shares authorized under the 1995 Option Plan to 3,000,000 shares. The date of the shareholder approval represents the measurement date. As the fair market value on the measurement date exceeded the exercise price of the options, the Company will record a significant amount of deferred compensation in the first quarter of fiscal 2001 which will be amortized on a straight-line basis to expense over the respective vesting periods.

Profit Sharing 401(k) Plan

      In February 1996, the Company established a 401(k) plan. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees' compensation. The Company contributed $12,569 in the fiscal year ended August 31, 2000.

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

      One of the Company's employees participated in the Investment Plan during the fiscal year ended August 31, 1999. During the fiscal year 2000 activity, no shares of Class A Common Stock were issued under the Investment Plan.

Item 11.   Security Ownership Of Certain Beneficial Owners And Management.
           --------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Class A Common Stock and Series B Preferred Stock as of November 15, 2000 by (i) each person who is known by the Company to own beneficially more than five percent of the Class A Common Stock and the Series B Preferred Stock, (ii) each of the Directors, nominees for Director and Named Officers of the Company and (iii) all current Directors and executive officers as a group. Unless indicated otherwise, the address of each of these persons is c/o EchoCath, Inc., 4326 U.S. Route 1, Monmouth Junction, New Jersey 08852.


                                                                   Amount
                                                                and Nature of
         Name and Address                                         Beneficial               Percent              Percent of
       of Beneficial Owners            Title of Class           Ownership(1)(2)          of Class(3)         Voting Power(3)
       --------------------            --------------           ---------------          -----------         ---------------
Cathtech Corp.(4)....................Class A                       623,906                   6.7                   6.7
    c/o Vital Signs, Inc.            Common Stock
    20 Campus Road
    Totowa, New Jersey 07512

Anthony Dimun(5)(14).................Class A                       208,732                   2.3                   2.3
    c/o Vital Signs, Inc.            Common Stock
    20 Campus Road
    Totowa, New Jersey 07512

Frank DeBernardis(6)(14).............Class A                       567,424                   5.8                   5.8
    c/o EcoCath, Inc.                Common Stock
    P.O. Box 7224
    Princeton, New Jersey 08543

Daniel M. Mulvena(8)(14).............Class A                       300,000                   3.2                   3.2
    6 Fuller Lane                    Common Stock
    Marblehead, Mass.  01945


Joseph J. Prischak(9)................Class A                      9,821,621                 81.9                   81.9
    c/o EchoCath, Inc.               Common Stock
    P.O. Box 7224
    Princeton, NJ  08543

Irwin M. Rosenthal(10)(14)...........Class A                       382,958                   4.1                   4.1
    c/o Irwin Rosenthal              Common Stock
    885 Third Avenue
    21st Floor
    New York, New York 10022

Ultramed, Inc.(11)...................Class A                       468,906                   5.0                   5.0
    c/o Frank Joworisak              Common Stock
    EchoCath, Inc.
    Princeton, New Jersey  08543

David Vilkomerson(12)(14)............Class A                       577,350                   6.1                   6.1
    c/o EchoCath, Inc.               Common Stock
    P.O. Box 7224
    Princeton, New Jersey 08543


                                                                   Amount
                                                                and Nature of
         Name and Address                                         Beneficial               Percent              Percent of
       of Beneficial Owners            Title of Class           Ownership(1)(2)          of Class(3)         Voting Power(3)
       --------------------            --------------           ---------------          -----------         ---------------
Vital Signs, Inc.(4).................Class A                       623,906                   6.7                   6.7
    20 Campus Road                   Common Stock
    Totowa, New Jersey  07512

EP MedSystems, Inc...................Series B Preferred            280,000                   100                   3.0
    58 Route 46 West                 Stock
    Budd Lake, New Jersey
    07828(13)


All executive officers...............Class A                    12,058,085                  95.1                   95.1
    and Directors as a group (7      Common Stock
    persons)(14)


----------------------
(1) Except as indicated in the footnotes to this table, and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Series B Preferred Stock. All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Class A Common Stock subject to options, warrants and convertible securities (excluding accrued interest) currently exercisable or exercisable on or prior to 60 days after November 15, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Applicable percentage of ownership is based on 6,774,598 shares of Class A Common Stock outstanding, plus any Class A Common Stock equivalents held by such holders.

(4) Cathtech is the beneficial owner of approximately 13% of the Common Stock of Ultramed. Vital Signs may be deemed to be a beneficial owner of the 623,906 shares of Class A Common Stock owned by Cathtech.

(5) Mr. Dimun is an officer and a director of Vital Signs and Cathtech. These shares do not include the 623,906 shares of Class A Common Stock owned by Cathtech, as to which Mr. Dimun disclaims beneficial ownership, since Mr. Dimun is not a principal stockholder of Vital Signs. These shares include an option to purchase 50,000 shares of Class A Common Stock, which option is presently exercisable.

(6) Includes options granted by the Company to Mr. DeBernardis to purchase 336,740 shares of Class A Common Stock, which options are presently exercisable. Excludes (i) 10,006 shares of Class A Common Stock held in a trust for the benefit of Mr. DeBernardis' children, as to which Mr. DeBernardis disclaims beneficial ownership and (ii) options to purchase 83,260 shares of Class A Common Stock which are not yet vested and which do not vest within 60 days after August 15, 2000. Also excludes an option to purchase 250,000 shares of Class A Common Stock that is subject to shareholder approval.

(7) Represents shares of Class A Common Stock held by Medtronic Asset Management, Inc., a Minnesota corporation and a wholly-owned subsidiary of Medtronic, through which Medtronic holds certain investments.

(8) Includes options granted by the Company to Mr. Mulvena to purchase 210,000 shares of Class A Common Stock, which options are presently exercisable. These shares exclude an option to purchase 90,000 shares of Class A Common Stock, which option is subject to shareholder approval.

(9) Includes warrants to purchase an aggregate of 2,134,171 shares of Class A Common Stock and the conversion of a promissory note in the aggregate principal amount of $1,150,000 which may be converted into 1,533,333 shares of Class A Common Stock, and the open market purchase of 25,000 shares of Class A Common Stock.

(10) Such shares include 16,667 shares of Class A Common Stock, and an option to purchase 16,667 shares of Class A Common Stock, issued to Mr. Rosenthal in connection with the Alliance Agreement. The option to purchase 16,667 shares of Class A Common Stock is presently exercisable. These shares also include an option to purchase 50,000 shares of Class A Common Stock, which option is presently exercisable.

(11) All of the shares have been pledged to Vital Signs as collateral for a loan and accounts payable, respectively. The pledgees disclaim beneficial ownership of such shares.

(12) Includes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 7,526 shares of Class A Common Stock, which options are presently exercisable, and (ii) an option granted by the Company to Dr. Vilkomerson to purchase 400,740 shares of Class A Common Stock, which option is presently exercisable. Excludes (i) options granted by Ultramed to Dr. Vilkomerson to purchase from Ultramed 1,882 shares of Class A Common Stock of the Company, which options are not presently exercisable, and (ii) 234,544 shares of Class A Common Stock owned by Ultramed (of which he is an officer, director and approximately 13% stockholder), as to which Dr. Vilkomerson disclaims beneficial ownership. Also excludes an option to purchase 83,260 shares of Class A Common Stock which are not yet vested and which do not vest within 60 days after August 15, 2000. Also excludes an option to purchase 250,000 shares of Class A Common Stock that is subject to shareholder approval.

(13) Represents 215,385 shares of Class A Common Stock (on an as-converted to Common Stock basis) eligible to vote at the Annual Meeting.

(14) Options were issued to Dr. Vilkomerson and Messrs. DeBernardis, Dimun, Rosenthal and Mulvena to purchase in the aggregate 690,000 shares of Class A Common Stock. These options received shareholder approval at a meeting of shareholders held on September 29, 2000.

Item 12.   Certain Relationships and Related Transactions.

      Since October 1, 1992, Vital Signs has provided certain management services to the Company and incurred certain out-of-pocket expenses on behalf of the Company. In fiscal 2000, the Company paid Vital Signs approximately $13,740 for such services and costs incurred. Management believes that the fees incurred by the Company did not exceed fees that would have been charged by unrelated parties for similar services. Vital Signs provided legal services to the Company in fiscal year ended August 31, 2000.

      In February 1999, the Company entered into a joint venture with Vital Signs, Inc., a related party. Certain members of the Company's Board of Directors are also members of Vital Signs, Inc. management. The joint venture will develop technology related to the use of the Company's EchoFlow technology in conjunction with the joint venture partner's technology. The joint venture partner received a 50% ownership in return for the contribution of certain technology valued at $665,000, as well as cash and services valued at $185,000. The Company received 50% ownership in the joint venture in return for contribution of its research and development efforts on the technology contributed by the partner. Additional funding of the joint venture is at the sole discretion of the joint venture partners. During 2000, the Company incurred research and development expenditures totaling $514,000 on behalf of the joint venture.

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

      Irwin M. Rosenthal, is a director, and a partner of Alliance. Irwin M. Rosenthal is also a partner of Greenberg & Traurig, counsel to the Company.

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

10.26 Forms of 6 1/2% Convertible Promissory Notes issued in 1999.

10.27 Forms of Warrants to purchase Class A Common Stock issued in 1999 to purchasers of 6 1/2% Convertible Promissory Notes.

10.28 Form of Warrants issued for conversion of Class B Common Stock to Class A Common Stock.

10.29 Certificate of Amendment to the Restated certificate of Incorporation of EchoCath, Inc.

24    Power of Attorney (included in signature page hereto).*

27    Financial Data Schedule.*

-------------------
*   Filed herewith.

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

                                  ECHOCATH, INC.

                                  By: s/ Frank A.  DeBernardis
                                      -------------------------
                                      Frank A. DeBernardis, Chief Executive
                                      Officer and President (principal executive
                                      officer and principal financial and
                                      accounting officer)

                                      December 11, 2000

                            CERTIFICATE OF AMENDMENT
                                       TO
                    THE RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                                 ECHOCATH, INC.

      In accordance with the provisions of Sections 14A:9-2(4) and 14A:9-4(3) of the New Jersey Business Corporation Act, the undersigned corporation executes this certificate of Amendment to its Restated Certificate of Incorporation.

      1. The name of the Corporation is EchoCath, Inc. (the "Corporation").

      2. Article V of the Restated Certificate of Incorporation is hereby amended and replaced in its entirety with the following:

                       Article V Authorized Capital Stock
                       ----------------------------------

      The total authorized capital stock of the Corporation shall be 55,000,000 shares, consisting of:

      1. 5,000,000 shares of Preferred Stock, no par value ("preferred Stock"); and

      2. 50,000,000 shares of Class A Common Stock (the "Class A Common Stock"), no par value.

      Shares of authorized capital stock of each class may be issued for such consideration as may be determined from time to time by the Board of Directors.

      3. The foregoing amendment to the restated Certificate of Incorporation of the Corporation, was adopted by the shareholders of the Corporation at the Annual Meeting of Shareholders on September 29, 2000.

      4. The number of shares of the Corporation entitled to vote on the foregoing amendment is 6,744,598 shares of Class A Common Stock and 280,000 shares of Series B Convertible Preferred Stock (the"Series B Preferred Stock), both classes voting together as a single class.

      5. The number of shares of Class A Common Stock and Series B Preferred Stock voted for the foregoing amendment is 4,478,610 and 0, respectively; the number of shares of Class A Common Stock and Series B Preferred Stock voted against the foregoing Amendment is 10,000 and 0, respectively.

      6. This certificate of Amendment to the Restated Certificate of Incorporation shall be effective upon its filing.


         IN WITNESS WHEREOF, the undersigned, being a duly authorized officer of the Corporation, does hereby execute this Certificate of Amendment to the Restated Certificate of Incorporation this 2nd day of November, 2000.



                                By: s/Frank A DeBernardis
                                   ----------------------
                                    Name: Frank A DeBernardis
                                    Title: President and Chief Executive Officer

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

Signature                                 Title                                        Date
---------                                 -----                                        ----
        /s/ Frank A.DeBernardis           Chief Executive Officer, President and       December 11, 2000
-------------------------------
         Frank A. DeBernardis             Director (principal executive officer and
                                          principal financial and accounting officer)
        /s/ David Vilkomerson             Executive Vice President and Director        December 11, 2000
-----------------------------
         David Vilkomerson

        /s/ Malcolm Dale                  Director                                     December 11, 2000
------------------------
         Malcolm Dale

        /s/ Anthony J. Dimun              Treasurer and Director                       December 11, 2000
----------------------------
         Anthony J. Dimun

        /s/ Irwin M. Rosenthal            Secretary and Director                       December 11, 2000
------------------------------
         Irwin M. Rosenthal

        /s/ Daniel M. Mulvena             Chairman of the Board and Director           December 11, 2000
-----------------------------
         Daniel M. Mulvena

STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...........'r'
The trademark symbol shall be expressed as.....................'TM'
The service mark symbol shall be expressed as..................'sm'

                                 ECHOCATH, INC.

                              Financial Statements

                                 August 31, 2000


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors and Stockholders
EchoCath, Inc.:

We have audited the accompanying balance sheet of EchoCath, Inc. as of August 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EchoCath, Inc. as of August 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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



                                                    /s/ KPMG LLP
                                                    -----------------


Princeton, New Jersey
October 6, 2000, except as to the second paragraph of Note 17 which is as of November 15, 2000.

                                 ECHOCATH, INC.

                                  Balance Sheet

                                 August 31, 2000

                                     Assets

Current assets:
    Cash and cash equivalents                                                    $   822,704
    Inventory                                                                        115,392
    Prepaid expenses and other assets                                                 68,024
                                                                                 -----------
                  Total current assets                                             1,006,120

Furniture, equipment and leasehold improvements, net                                 133,795
Intangible assets, net                                                               325,528
Debt issuance cost, net                                                              693,807
Other assets                                                                          26,393
                                                                                 -----------

                  Total assets                                                   $ 2,185,643
                                                                                 ===========
                      Liabilities and Stockholders' Deficit

Current liabilities:
    Note payable                                                                     150,000
    Obligations under capital leases                                                  14,119
    Accounts payable                                                                 127,423
    Accrued expenses                                                                 709,864
    Deferred revenue                                                                  50,000
                                                                                 -----------

                  Total current liabilities                                        1,051,406

Note payable, less current portion                                                   126,000
Convertible notes                                                                  2,112,500
Obligations under capital leases, less current portion                                 6,566
Other liabilities                                                                    261,146
                                                                                 -----------

                  Total liabilities                                                3,557,618
                                                                                 -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of Series B cumulative convertible issued and outstanding (liquidation
       value $1,438,000)                                                           1,393,889
    Class A common stock, no par value, 50,000,000 shares authorized;
       7,809,731 shares issued and outstanding                                    14,993,092
    Accumulated deficit                                                          (17,758,956)
                                                                                 -----------

                  Total stockholders' deficit                                     (1,371,975)

                  Total liabilities and stockholders' deficit                    $ 2,185,643
                                                                                 ===========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                            Statements of Operations

                      Years ended August 31, 1999 and 2000

                                                                                        1999              2000
                                                                                        ----              ----
Revenues:
    License and development fees and royalties                                    $     370,000           146,666
    Product sales                                                                        25,197             7,500
                                                                                  -------------     -------------

                                                                                        395,197           154,166
                                                                                  -------------     -------------

Operating expenses:
    Cost of sales                                                                       142,746             5,767
    Research and development                                                          1,217,838         1,634,716
    Marketing, general and administrative                                             1,045,588         1,010,353
                                                                                  -------------     -------------

                                                                                      2,406,172         2,650,836
                                                                                  -------------     -------------
                  Loss from operations                                               (2,010,975)       (2,496,670)
                                                                                  -------------     -------------

Other income (expense):
    Interest income                                                                       5,109            28,022
    Interest expense                                                                   (100,687)         (578,627)
                                                                                  -------------     -------------

                                                                                        (95,578)         (550,605)
                                                                                  -------------     -------------

                  Net loss before income tax benefit                                 (2,106,553)       (3,047,275)
                                                                                  -------------     -------------

Income tax benefit                                                                          --            447,956

                  Net loss                                                           (2,106,553)       (2,599,319)
                                                                                  --------------    --------------

Preferred stock dividends                                                               (75,600)          (75,600)
                                                                                  --------------    --------------

                  Net loss to common stockholders                                 $  (2,182,153)       (2,674,919)
                                                                                  =============     =============

Basic and diluted net loss per common share                                       $    (.81)              (.71)
                                                                                        ===                ===

Weighted average shares outstanding                                                   2,691,000         3,792,000
                                                                                  =============     =============

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                       Statements of Stockholders' Deficit

                      Years ended August 31, 1999 and 2000

                                                              Class B        Class A      Class B
                                                             preferred        common      common       Accumulated
                                                               stock          stock        stock         deficit          Total
                                                               -----          -----        -----         -------          -----

Balance (deficit) at August 31, 1998                        $ 1,393,889     7,248,219    4,023,470     (12,901,884)    (236,306)

Employee stock purchase plan                                       -              615         -               -             615
Issuance of Class A common stock warrants in
    connection with debt financing                                 -          225,000         -               -         225,000
Dividends on preferred stock                                       -             -            -            (75,600)     (75,600)
Net loss                                                           -             -            -         (2,106,553)  (2,106,553)
                                                            -----------     ---------    ---------     -----------   ----------

Balance (deficit) at August 31, 1999                        $ 1,393,889     7,473,834    4,023,470     (15,084,037)  (2,192,844)

Issuance of Class A common stock warrants in
    connection with debt financing                                 -          798,794         -               -         798,794
Conversion of Class B common stock to Class A
    common stock                                                   -        4,023,470   (4,023,470)           -            -
Conversion of Convertible Notes and interest to Class A
    common stock, net of debt issuance costs                       -          291,106         -               -         291,106

Sale of Class A common stock and exercise of warrants              -        1,405,888         -               -       1,405,888
Sale of units of Class A common stock and Class A
    common stock warrants                                          -        1,000,000         -               -       1,000,000
Dividends on preferred stock                                       -             -            -            (75,600)     (75,600)
Net loss                                                           -             -            -         (2,599,319)  (2,599,319)
                                                            -----------    ----------    ---------      -----------  ----------

Balance (deficit) at August 31, 2000                        $ 1,393,889    14,993,092         -        (17,758,956)  (1,371,975)
                                                            ===========    ==========    =========    ============   ==========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.

                            Statements of Cash Flows

                      Years ended August 31, 1999 and 2000

                                                                                                1999              2000
                                                                                                ----              ----
Cash flows from operating activities:
    Net loss                                                                                $ (2,106,553)      (2,599,319)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization                                                                111,456          116,373
    Amortization of debt issuance costs                                                             -             439,236
          Change in operating assets and liabilities:
              Decrease in trade accounts receivable                                                4,905             -
              Decrease (increase) in inventory                                                   144,796          (71,067)
              Decrease in prepaid expenses and other current assets                               19,546            3,879
              (Increase) in other assets                                                         (41,672)          35,010
              Increase (decrease) in accounts payable                                            106,005          (49,643)
              Increase (decrease) in accrued expenses                                            317,491          (96,320)
              Increase in deferred revenue                                                          -              50,000
              (Decrease) in other liabilities                                                    (12,494)         (88,410)
                                                                                            ------------       ----------
     Net cash used in operating activities                                                    (1,456,520)      (2,260,261)
                                                                                            ------------       ===========
Cash flows from investing activities:
    Purchases of furniture, equipment and leasehold improvements                                 (19,391)         (39,293)
    Purchases of intangible assets                                                               (27,699)         (64,445)
                                                                                            ------------       ----------
              Net cash used in investing activities                                              (47,090)        (103,738)
                                                                                            ------------       ----------
Cash flows from financing activities:
    Principal payments on capital lease obligations                                               (1,333)         (16,449)
    Principal payments on note payable                                                              -            (264,000)
    Proceeds from employee stock purchase plan                                                       615             -
    Proceeds from IPA notes                                                                      525,000             -
    Debt issuance costs                                                                         (100,642)        (115,000)
    Gross proceeds from convertible notes                                                        850,000        1,150,000
Proceeds from issuance of shares of and warrants for Class A common
stock and the exercise of warrants                                                                  -           2,405,888
                                                                                            -------------     -----------
              Net cash provided by financing activities                                        1,273,640        3,160,439
                                                                                            ------------      -----------
    Net (decrease) increase in cash and cash equivalents                                        (229,970)         796,440
Cash and cash equivalents at beginning of year                                                   256,234           26,264
                                                                                            ------------      -----------
Cash and cash equivalents at end of year                                                    $     26,264          822,704
                                                                                            ============      ===========
Supplemental disclosure of cash flow information-
    Interest paid                                                                           $    100,387            3,768
                                                                                            ============      ===========

Supplemental disclosure of noncash information-
    Equipment acquired under capital lease                                                  $     13,337             -
                                                                                            ============      ===========
    Debt issuance cost incurred in connection with issuance of
    Class A Common Stock warrants                                                           $    225,000          798,794
                                                                                            ============      ===========

    Class B dividends payable offset against royalties receivable                           $     75,600           75,600
                                                                                            ============      ===========
    Conversion of convertible notes payable into Class A common stock,
    net of debt issuance costs                                                              $       -             291,106
                                                                                                              ===========
    Exchange of IPA notes for convertible notes                                             $       -             525,000
                                                                                                              ===========

See accompanying notes to financial statements

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000


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

       The Company's operations have not generated significant revenues to date. The Company has incurred substantial losses since inception in 1990 and expects that losses will continue in the foreseeable future. The Company incurred a net loss before preferred dividends of $2,599,319 for the year ended August 31, 2000, and as of August 31, 2000 had a working capital deficiency of $45,286 and an accumulated deficit of $17,758,956. The Company expects to incur additional expenditures for further development and expand its product lines. The Company anticipates that its current cash should be sufficient to fund research, development, testing, regulatory requirements, operating and other capital needs through the second quarter of fiscal 2001. Management's plans for the next 12 months include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's research and development and product commercialization, the sale of its New Jersey Tax Benefits under the State of New Jersey tax benefit certificate transfer program, which is subject to certain limitations, or other business transactions which may generate sufficient resources to ensure continuation of the Company's operations and research programs. However, no assurance can be given that the Company will be successful in raising additional capital, entering into a business alliance or realize profitable product sales. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. As discussed above, the Company has suffered recurring losses from operations, has negative working capital, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Following February 28, 2001, the Company may need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. There can be no assurance that the Company will be able to obtain financing from any other sources on acceptable terms or at all (see note 17).

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

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       Cash and Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States financial institutions. A total of $25,000 is restricted as collateral for long-term obligations and is included as a component of other long-term assets. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

       Revenue Recognition

       Revenue from product sales is recognized upon shipment and passage of title to the customer. Revenue from license and development fees is recognized when earned. Payments received for which revenue has not been earned are recorded as deferred revenue.

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

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

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

       Net Loss Per Share

       Basic and dilutive net loss per common share for fiscal 1999 and 2000 is calculated based upon net loss after cumulative Series B preferred stock dividends of $75,600 in both years, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for all periods presented.

       Financial Instruments

       The carrying amounts of cash and cash equivalents and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is based on the discounted cash flow analysis, based on the Company's current incremental borrowing rate for similar type of borrowing arrangements which approximates the carrying value of the debt at August 31, 2000.

       Recently Issued Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, becomes effective for our financial statements for the fiscal year beginning September 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Company does not expect the adoption of this Statement to have material impact on the financial statements.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the company to adopt its guidance not later than the forth quarter of its fiscal year 2001 with a cumulative effect of change in accounting principle calculated as of September 1, 2000. We are evaluating SAB 101 and the effect it may have on our financial statements and its current revenue recognition policy.

(2)    Inventory

       Inventory as of August 31, 2000 consists entirely of raw materials.

(3)    Furniture, Equipment and Leasehold Improvements

       Furniture, equipment and leasehold improvements as of August 31, 2000 consist of the following:

             Laboratory and production equipment                     $ 377,254
             Office equipment                                          343,207
             Leasehold improvements                                     28,236
                                                                     ---------
                                                                       748,697
             Less accumulated depreciation and amortization            614,902
                                                                     ---------
             Furniture, equipment and leasehold improvements, net    $ 133,795
                                                                     =========

       As of August 31, 2000, equipment acquired under capital leases (see note
       6) amounted to $124,718 and related accumulated depreciation is $100,970. The Company recognized depreciation expense of $87,325 and $87,187 for the fiscal years ended August 31, 1999 and 2000, respectively.

(4)    Intangible Assets

       Intangible assets as of August 31, 2000 consist of the following:

             Patents and trademarks                             $ 367,655
             Patent application costs                              81,592
                                                                ---------
                                                                  449,247

             Less accumulated amortization                        123,719
                                                                ---------

                                                                $ 325,528
                                                                =========

(5)    Note Payable and Private Placement Offerings

       Note Payable

       On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc. (Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations.

       On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company was required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000 for the year 2000, and beginning with the first calendar quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that

                                ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1% and continue to accrue until full payment of all principal and interest outstanding. The note is secured by virtually all of the Company's inventory, furniture and equipment. The principal due as of August 31, 2000 is $488,806.

       Convertible Debentures

       The Company issued two convertible debentures to Investment Partners of America, LP (IPA), a New Jersey limited partnership, in the amounts of $250,000 on September 18, 1998 and $275,000 on October 27, 1998. The
       first debenture was issued directly to IPA and the second debenture was issued to IPA on behalf of eight of its regular customers, all of whom are accredited investors. These convertible debentures were converted in the 1999 private placement (see below). The accrued interest of $32,076 was converted into 42,769 shares of Class A common stock at $0.75 per share.

       1999 Private Placement Offering

       On October 29, 1999, the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and (ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing October 29, 1999, unless previously converted into Class A Common Stock. A total of $2,525,000 of notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest); the notes are also convertible at the option of the Company, one year after October 29, 1999, at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,784,000 and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $673,327, plus $30,642 of other debt issuance costs. The warrants were valued at $0.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

       The holders of the Company's Class B common stock maintained "super voting" rights, whereby they were entitled to 5 votes per Class B common share. As a condition to the private placement offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common stockholder converting their shares received a five-year warrant to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. A total of 1,172,018 warrants were issued. During fiscal 2000, all shares of Class B Common Stock have been converted into Class A Common Stock. In connection with the warrants issued, the Company recorded issuance costs totaling $234,000. The warrants were valued at $0.20 per warrant using the Black-Scholes pricing model. The issuance cost will be amortized over the life of the debt.

       The Placement Agents for the private placement offering were entitled to cash compensation equal to 10% of the gross proceeds of the offering and 400,000 five-year warrants to purchase up to 400,000 shares of Class A Common Stock at $0.75 per share. In connection with the warrants issued, the Company recorded issuance costs totaling $80,000, plus $200,000 for the placement agent fees. The warrants were valued at $0.20 per warrant using the Black-Scholes pricing model. The issuance costs will be amortized over the life of the debt.

                                ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       Pursuant to the terms of the private placement the Company filed a current effective Form S-3 Registration Statement with the U.S. Securities and Exchange Commission in February 2000 registering the underlying Class A common shares.

       In August 2000, holders of the convertible promissory notes converted $412,500 of principal and $33,945 of accrued interest into 1,035,133 shares of Class A common stock. Approximately $155,339 of debt issuance cost was charged to the Class A common stock balance as a result of the conversion.

       2000 Private Placement Offering

       On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares of Class A Common Stock at $0.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 shares in this offering. The number of shares that were offered were proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $0.75 per share and exercised warrants for 3,712 shares at $0.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,405,888, including the proceeds from the exercise of 375,000 warrants.

       Sale of Units

       In July 2000, a Director of the Company purchased 1,333,333 units from the Company for $0.75 per unit for which the Company received $1,000,000 in net proceeds. Each unit consisted of a share of Class A common stock and a three-year warrant to purchase an additional share of Class A common stock at $0.75 per share.

(6)      Obligations under Capital Leases

       Equipment under capital leases are capitalized using interest rates (ranging from 7.3% to 13.87%) in effect at the inception of the lease. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2000:

                2001                                                $  14,956
                2002                                                    6,972
                2003                                                    1,890
                                                                    ---------

                        Total minimum lease payments                   23,818

                Less amount representing interest                       3,133
                                                                    ---------
                        Present value of net minimum
                           lease payments                              20,685

                Less current portion of obligations under
                  capital lease                                        14,119
                                                                    ---------
                        Long-term portion of obligations
                           under capital lease                      $   6,566
                                                                    =========

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

(7)    Stockholders' Deficit

       Forfeitable Shares

       In connection with the Company's initial public offering, the underwriter required that certain stockholders agree to contribute an aggregate of 833,000 shares of Class B common stock, (now Class A common stock), to the Company without consideration if specified earnings levels or market price targets are not met (the Forfeitable Shares). The shares that have converted to Class A common stock are still subject to the underwriting agreement and terms subject to forfeiture. The Forfeitable Shares are not assignable or transferable. The restrictions on the Forfeitable Shares will be released only if any of the following occur:

       (a) the minimum pretax income amounts to at least $8.5 million during the fiscal year ending on August 31, 2001; or

       (b) commencing 42 months from the effective date and ending 60 months after the effective date, the bid price shall average in excess of $16.75 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 30 consecutive business days.

       If none of the foregoing targets are met, on November 30, 2001 the Forfeitable Shares will be placed in the Company's treasury and canceled. In the event that the restrictions on the forfeitable shares are released, the Company would be required to record compensation expense equal to the fair market value of the stock at the date the restrictions are released.

       During fiscal 2000, the Company determined that 114,896 shares of the Forfeitable Shares were no longer forfeitable. Therefore, these non-forfeitable shares are now included in the weighted average shares outstanding calculation.

       Preferred Stock and Related Litigation

       The Company's Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of preferred stock on terms which may be fixed by the Company's Board of Directors without further shareholder action.

       The Company entered into a subscription agreement dated February 27, 1997 through which EP MedSystems, Inc. (EP) purchased 280,000 shares of Series B cumulative convertible preferred stock for $1,400,000. The 280,000 shares of Series B preferred stock represent voting rights of 215,385 shares of Class A common stock, the amount of shares that could be converted from preferred to common stock. The agreement provides for an annual dividend of $.27 per share. The Company can redeem the preferred stock if certain performance goals of the Class A common stock are achieved. The conversion of Series B cumulative convertible preferred stock to Class A common stock would be at the conversion rate of one share of Class A common stock for each 1.3 shares of Series B cumulative preferred stock.

       On October 16, 1997, EP MedSystems delivered to the Company a complaint (the "Complaint") filed in the United States District Court for the District of New Jersey in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated ss. 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an amended complaint, also alleging violations of ss. 10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's answer was due December 10, 1997, also without prejudice to the Company's right to move to

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       dismiss. On December 10, 1997, the Company filed an answer to the amended complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998 the Court dismissed the suit against the Company with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999, EP MedSystems filed an appeal of that dismissal. If the appeal is successful, the lawsuit will be reinstated. The appellate court heard oral arguments of the appeal on December 7, 1999. The court has yet to rule on the appeal. There can be no assurance that the Company will prevail in this matter, which could have a material adverse effect on the Company's operations, financial position and cash flows.

 (8)   Development and License and Distribution Agreements

       The Company entered into an exclusive license agreement dated February 27, 1997 with EP MedSystems, Inc. (EP MedSystems). The agreement provides that certain products can be incorporated into the EP MedSystems' diagnostic catheter line. The Company may potentially receive development milestone payments of up to $150,000. Milestones include the sale of a limited quantity of product. When products are commercially available the Company will receive royalties under the terms of the agreement. The Company has received no milestone payment but it has earned minimum royalties of $30,000 per quarter starting with calendar quarter beginning January 1999 and increasing to $40,000 per year starting January 2000 under this agreement. The agreement provides that any royalty payment can be reduced, but not to an amount below zero, by an amount equal to the amount of any dividends under the Company's Series B cumulative preferred stock which are accrued but not paid as of that date. As of August 31, 2000, $226,666 of royalties due have been used to reduce accrued dividends. As of August 31, 2000 the Company has $264,600 of accrued preferred stock dividends before reduction by royalty payments, which is included as a component of other liabilities on the accompanying Balance Sheet.

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

       The Company entered into an option agreement on April 16, 1999 with another company for the licensing of certain technology. The term of the option was three months, and the non-refundable consideration received for the option was $35,000. The option has been extended at the election of the holder for three one-month periods upon payment of a non-refundable fee to the Company of $10,000 per month. As of September 20, 1999, a new agreement was reached extending the term of the option for four additional months starting November 1, 1999 upon monthly payments of $10,000 per month. This agreement was further extended on June 30, 2000 to July 31, 2000 for the additional consideration of $10,000. The agreement was further extended, without additional consideration to November 30, 2000.

 (9)   Income Taxes

       As of August 31, 2000, the Company has available net operating loss carryforwards of approximately $16,700,000 and $10,545,000 for federal and state income tax reporting purposes, respectively, which are available to offset future federal and state taxable income, if any, and expire between 2009 and 2020 and 2001 and 2007, respectively. The Company also has research and development tax credit carryforwards of approximately $393,000 for Federal income tax purposes which are

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       available to reduce Federal income taxes, if any, through 2013. As a result of the initial public offering and private placements of stock in 1996, the Company experienced an ownership changes as defined by rules enacted with the Tax Reform Act of 1986. Accordingly, the Company's ability to use its net operating loss carryforwards may be subject to certain limitations or may expire unused.

       In December 1999, the Company sold $6,600,000 of its state net operating loss carryforwards under the New Jersey Corporation Tax Benefit Certificate Transfer Program for $447,956. Such amount was recorded as a tax benefit in the Statement of Operations. Historically, the Company had recognized a 100% valuation allowance against these net operating loss carryforwards. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 31, 2000 are presented below:

                Deferred tax assets:
                   Net operating loss carryforward                                  $ 6,316,000
                   Tax credit carryforward                                              393,000
                   Accrued expenses                                                     287,000
                   Inventory                                                             24,000
                   Vital Signs, Inc. joint venture loss                                 134,000
                   Technology rights                                                    139,000
                                                                                    -----------
                            Total gross deferred tax assets                           7,293,000

                Less valuation allowance                                             (7,278,000)
                                                                                    -----------

                            Net deferred tax assets                                      15,000

                Deferred tax liabilities - Furniture, equipment and                     (15,000)
                   leasehold improvement, primarily due to differences in           -----------
                   depreciation
                 Net deferred taxes                                                 $         -
                                                                                    ===========

       The valuation allowance for deferred tax assets as of August 31, 2000 was $7,278,000. The net change in the total valuation allowance for the years ended August 31, 2000 and August 31, 1999 were increases of $816,000 and $1,062,000 respectively, primarily attributable to increases in the net operating loss and tax credit carryforwards.

(10)   Related Party Transactions

       During the years ended August 31, 1999 and 2000, the Company incurred $26,004 and $13,740, respectively of management and administrative services from the parent company of a common stockholder. Management believes that the expenses charged approximate those that would have been charged by unrelated parties performing similar services.

(11)   401(k) Plan

       The Company maintains a 401(k) profit sharing plan for its employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company is required to contribute 25% of the employee contributions subject to a maximum equal to 6% of the employees' compensation. The Company contributed $13,126 and $12,569 to the plan in fiscal 1999 and 2000, respectively.

(12)   Commitments and Contingencies

       The Company leases office and laboratory facilities, equipment and vehicles under various noncancellable operating lease arrangements. Future minimum rental commitments required by such leases as of August 31, 2000 are as follows:

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

                             2001                     $    299,167
                             2002                          174,646
                             2003                            3,219
                             2004                              268
                                                      ------------

                                                      $    477,300
                                                      ============

       Rental expense aggregated $328,489 in fiscal 1999 and $347,849 in fiscal 2000.

(13)   Stock Option Plans

       On August 24, 1995 and amended March 5, 1998, the Company adopted a stock option plan (the 1995 option plan) which provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The total number of Class A common stock shares eligible for grant under the new stock option plan is 3,000,000 shares.

       The Company has adopted the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 in accounting for its plans and has not recognized compensation cost for stock option plans and stock purchase plans in its financial statements as all grants have been made at fair market value. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss would have been changed to the pro forma amounts indicated below:

                                                                                 1999              2000
                                                                                 ----              ----
                Net loss to common stockholders -as reported                $ (2,182,153)       (2,674,919)
                Net loss to common stockholders -pro forma                    (2,359,998)       (2,900,188)
                Net loss per common share- as reported                          (.81)              (.71)
                Net loss per common share - pro forma                           (.88)              (.76)
                                                                                ====               ====

       The fair value of the stock options granted in 1999 and 2000 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 2000; dividend yield of 0%; expected volatility of 50.1%; a risk-free interest rate of 6.5%; and expected lives of 7 years.

       Presented below is a summary of the stock option plans for the years ended August 31, 1999 and 2000:

                                                                1999                         2000
                                                     -------------------------   ---------------------------
                                                                      Weighted                      Weighted
                                                                      average                        average
                                                                      exercise                      exercise
                                                        Shares         price         Shares           price
                                                        ------        --------       ------         --------
                Options outstanding at
                    beginning of year                   742,500    $   3.375         952,500        $   2.633
                Granted                                 210,000        1.125         705,000             0.39
                Exercised                                  -             -             -                  -
                Forfeited/expired                          -             -             -                  -
                Options outstanding at end of
                year                                    952,500    $   2.633       1,657,500        $    1.68
                                                        =======                    =========

       A total of 1,196,000 shares are vested as of August 31, 2000.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       On October 9, 1999, the Board of Directors approved a compensation committee recommendation and granted options for 500,000 shares to management, vesting over three years, 190,000 shares to the non-management members of the Board that vested immediately, and 15,000 shares to employees and consultants that vest equally over three years. The grants issued to management and non-management Board members were subject to shareholder approval which occurred on September 29, 2000 when the Board increased the number of shares authorized under the 1995 Option Plan to 3,000,000 shares. The date of the shareholder approval represents the measurement date. As the fair market value on the measurement date exceeded the exercise price of the options, the Company will record a significant amount of deferred compensation in the first quarter of fiscal 2001 which will be amortized on a straight- line basis to expense over the respective vesting periods.

(14)   Accrued Expenses

       Accrued expenses as of August 31, 2000 consists of the following:

                Professional fees                                    $ 316,147
                Payroll and benefits                                   104,932
                Rent                                                   147,131
                Accrued interest expense on notes payable              141,654
                                                                     ---------

                                                                     $ 709,864
                                                                     =========
(15)   Joint Venture Agreement

       In February 1999, the Company entered into a joint venture with Vital Signs, Inc., a related party. A member of the Company's Board of Directors is also a member of Vital Signs, Inc. management. The joint venture will develop technology related to the use of the Company's EchoFlow technology in conjunction with the joint venture partner's technology. The joint venture partner received a 50% ownership in return for the contribution of certain technology valued at $665,000, as well as cash and services valued at $165,000. The Company received 50% ownership in the joint venture in return for contribution of its research and development efforts on the technology contributed by the partner. Additional funding of the joint venture is at the sole discretion of the joint venture partners. During fiscal 1999, the Company incurred research and development expenditures totaling $336,000 on behalf of the joint venture, of which it was reimbursed $165,000 by the joint venture for such services. This reimbursement was recorded as a decrease to research and development expenses on the accompanying statement of operations. During 2000, the Company incurred research and development expenditures totaling $514,000 on behalf of the joint venture of which none has been reimbursed by the joint venture for such services.

(16)   Segment Information

       The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities with respect to any of its products. In addition, the Company does not directly conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discreet financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

(17)   Subsequent Event

       On September 29, 2000 the stockholders of the Company approved an increase in the authorized number of shares of Class A common stock available for issuance to 50,000,000.

                                 ECHOCATH, INC.

                          Notes to Financial Statements

                                 August 31, 2000

       On November 15, 2000 a Director of the Company purchased 1,333,333 units for $0.75 per unit for which the Company received $1,000,000 in net proceeds. Each unit consisted of a share of Class A Common Stock and a three-year warrant to purchase an additional share of Class A Common Stock at $0.75 per share.