Form 10QSB
period 2000-11-30
ECHOCATH INC
filed 2001-01-16
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000
                               -----------------

                                        OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         Commission File Number: 0-27380
         EchoCath, Inc.
         -----------------------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter)

          New Jersey                                           22-3273101
-------------------------------                           ---------------------
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

                            YES    X           NO
                                  ---             ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON                         EQUITY OUTSTANDING AT JANUARY 12, 2001
---------------                         --------------------------------------
Class A common stock (No Par Value)     10,164,025

Transitional Small Business Disclosure Format (check one)

                            YES                NO  X
                                  ---             ---

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1: Financial Statements                                              Page
                                                                          ----

Balance Sheets,
August 31, 2000 and November 30, 2000 (Unaudited)                            3

Statements of Operations for the three months ended
November 30, 1999 (Unaudited), and November 30, 2000 (Unaudited)             4

Statements of Cash Flows for the three months ended
November 30, 1999 (Unaudited), and November 30, 2000 (Unaudited)             5

Notes to Financial Statements                                           6 - 10

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operation                             10 - 13


Signatures                                                                  14

Item 1: Financial Statements
                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                       August 31, 2000       November 30, 2000
                                                                       ---------------       -----------------
                                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                             $    822,704           $   970,097
   Inventory                                                                  115,392               106,701
   Prepaid expenses and other current assets                                   68,024                54,467
                                                                         ------------           -----------
                   Total current assets                                     1,006,120             1,131,265
   Furniture, equipment and leasehold improvements, net                       133,795               110,983
   Intangible assets, net                                                     325,528               333,732
   Debt issuance cost, net                                                    693,807               560,042
   Other assets                                                                26,393                26,393
                                                                         ------------           -----------
                   Total assets                                          $  2,185,643           $ 2,162,415
                                                                         ============           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                          $    150,000           $   150,000
   Obligations under capital leases                                            14,119                11,250
   Accounts payable                                                           127,423                89,529
   Accrued expenses                                                           709,864               696,993
   Deferred revenue                                                            50,000                50,000
                                                                         ------------           -----------
                   Total current liabilities                                1,051,406               997,772
Note payable, less current portion                                            126,000                26,569
Convertible notes                                                           2,112,500             2,016,500
Obligations under capital leases, less current portion                          6,566                 6,937
Other liabilities                                                             261,146               233,143
                                                                         ------------           -----------
                   Total liabilities                                        3,557,618             3,280,921
                                                                         ------------           -----------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized;
     280,000 shares of Series B cumulative convertible
     issued and outstanding, (liquidation value $1,400,000)                 1,393,889             1,393,889
   Class A common stock, no par value, 50,000,000 shares authorized;
     9,323,856 issued and outstanding as of November 30, 2000 and
     7,809,731 as of August 31, 2000                                       14,993,092            16,049,827
   Accumulated deficit                                                    (17,758,956)          (18,562,222)
                                                                         ------------           -----------
                   Total stockholders' deficit                             (1,371,975)           (1,118,506)
                                                                         ------------           -----------
                   Total liabilities and stockholders' deficit           $  2,185,643           $ 2,162,415
                                                                         ============           ===========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED NOVEMBER 30, 1999 AND
                                NOVEMBER 30, 2000
                                   (UNAUDITED)


                                                            1999             2000
                                                          ---------        ---------
Revenues:
License and development fees and royalties                $  30,000        $  40,000

Operating expenses:
Research and development                                    365,322          449,684
Marketing, general and administrative                       276,567          257,069
                                                          ---------        ---------
Total operating expenses                                    641,889          706,753
                                                          ---------        ---------

Loss from operations                                       (611,889)        (666,753)

Interest income                                               7,447            7,461
Interest expense                                           (134,348)        (125,074)
                                                          ---------        ---------
Net loss                                                   (738,790)        (784,366)

Preferred stock dividends                                   (18,900)         (18,900)
                                                          ---------        ---------

Net loss to common stockholders                           $(757,690)       $(803,266)
                                                          =========        =========

Basic and diluted net loss per share                      $    (.28)       $    (.11)
Weighted average shares outstanding                       2,691,000        7,450,000



See accompanying notes to financial statements.

                                 EchoCath, Inc.
                            Statements of Cash Flows
                  Three Months ended November 30, 1999 and 2000
                                   (Unaudited)

                                                                                    1999              2000
                                                                                 ----------        ----------
Cash flows from operating activities:
   Net loss                                                                      $ (738,790)       $ (784,366)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                             26,504            35,369
           Amortization of debt issuance costs                                       63,222            87,315
           Change in operating assets and liabilities:
                (Increase) decrease in inventory                                     (8,261)            8,691
                Decrease in prepaid expenses and other current assets                20,846            13,557
                Decrease in other assets                                             44,988                --
                Decrease in accounts payable                                        (53,762)          (37,894)
                Decrease in accrued expenses                                       (207,241)          (24,028)
                Decrease in other liabilities                                        (5,203)          (28,003)
                Increase in deferred revenue                                         10,000                --
                                                                                 ----------        ----------
                          Net cash used in operating activities                    (847,697)         (729,359)
                                                                                 ----------        ----------

Cash flows from investing activities:
           Purchases of furniture, equipment and leasehold improvements                  --            (1,775)
           Purchases of intangible assets                                            (4,158)          (18,985)
                                                                                 ----------        ----------
                          Net cash used in investing activities                      (4,158)          (20,760)
                                                                                 ----------        ----------

Cash flows from financing activities:
           Principal payments on capital lease obligations                           (4,832)           (2,488)
           Principal payments on note payable                                       (75,000)         (100,000)
           Gross proceeds from convertible notes                                  1,150,000                --
           Proceeds from issuance of shares of and warrants for Class A
                common stock and the exercise of warrants                                --         1,000,000
                                                                                 ----------        ----------
                          Net cash provided by financing activities               1,070,168           897,512
                                                                                 ----------        ----------

                          Net increase in cash and cash equivalents                 218,313           147,393
Cash and cash equivalents, beginning of year                                         26,264           822,704
                                                                                 ----------        ----------

Cash and cash equivalents, end of period                                         $  244,577        $  970,097
                                                                                 ==========        ==========

   Supplemental disclosure of cash flow information:
       Interest paid                                                             $    1,723        $      562
                                                                                 ----------        ----------

   Supplemental disclosure of non-cash information:
       Debt issuance cost incurred in connection with issuance of Class A
                common stock warrants                                            $  798,794        $       --
                                                                                 ==========        ==========
       Class B dividend payable offset against royalties receivable                  18,900            18,900
                                                                                 ----------        ----------

       Conversion of Convertible Promissory Notes into Class A common stock      $       --        $   96,000
                                                                                 ----------        ----------

See accompanying notes to financial statements.

ECHOCATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A:  GENERAL AND BUSINESS
The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Management of EchoCath, Inc. (the "Company") believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these interim financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 2000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. See Note I for discussion of the Company's Need for Additional Financing. The financial statements do not include any adjustments that might result from the outcome of this certainty. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2000 and the results of operations and cash flows for the three months ended November 30, 1999 and 2000 have been made.

NOTE B:

Inventory as of August 31, 2000 and November 30, 2000 consists entirely of raw materials.

NOTE C:
1999 Private Placement Offering

On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and
(ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing October 29, 1999, unless previously converted into Class A Common Stock. A total of $2,525,000 of notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest); the notes are also convertible at the option of the Company, one year after October 29, 1999 at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,784,000, and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $673,327, plus $30,642 of other debt issuance costs. The warrants were valued at $.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the life of the debt.

The holders of the Company's Class B Common Stock maintain "super voting" rights, whereby they are entitled to 5 votes per Class B common share. As a condition to the private placement offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common stockholder converting their shares received a three-year warrant to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. A total of 1,172,018 warrants were issued. During fiscal 2000, all shares of Class B Common Stock have been converted into Class A Common Stock. In connection with the warrants issued, the

Company recorded issuance costs totaling $234,000. The warrants were valued at $.20 per warrant using the Black-Scholes pricing model. The issuance cost will be amortized over the life of the debt.

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

Pursuant to the terms of the private placement, the Company filed a current effective Form S-3 Registration Statement with the US Securities Exchange Commission in February 2000 registering the underlying Class A common shares.

In August 2000, holders of the convertible promissory notes converted $412,500 of principal and $33,945 of accrued interest into 1,035,133 shares of Class A common stock. Approximately $155,339 of debt issuance cost was charged to the Class A Common Stock balance as a result of the conversion.

During the first quarter of fiscal 2001, holders of the convertible promissory notes converted $96,000 of principal and $7,185 of accrued interest into 180,792 shares of Class A common stock. Approximately $46,445 of debt issuance cost was charged to the Class A common stock balance as a result of the conversion.

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

NOTE E:
Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, became effective for our financial statements for the fiscal year beginning September 1, 2000. SFAS No. 133 requires a Company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The adoption of this Statement did not have any material impact on the financial statements.

In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the Company to adopt its guidance not later than the fourth quarter of its fiscal year 2001 with a cumulative effect of change in accounting principle calculated as of September 1, 2000. We are evaluating SAB 101 and the effect it may have on our financial statements and its current revenue recognition policy.

NOTE F :
Net Loss Per Share

Basic and diluted net loss per common share for the quarters ended November 30, 1999 and 2000 is calculated based upon net loss after cumulative Series B preferred stock dividends of $18,900 in both quarters, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for all periods presented.

NOTE G :
Comprehensive Loss

The net loss of $738,790 and $784,366 recorded for the quarters ended November 30, 1999 and 2000, respectively, is equal to the comprehensive loss for those periods.

NOTE H :
Note Payable

On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc.
(Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations.

On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company was required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000 for calendar 2000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1% and continue to accrue until full payment of all principal and interest outstanding. The note is secured by virtually all of the Company's inventory, furniture and equipment. The principal and accrued interest due as of November 30, 2000 is $392,878.

NOTE I :
Need for Additional Financing

At November 30, 2000 the Company had a working capital of $133,493. As of January 5, 2001, the Company sold certain of its state net operating loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $283,051. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 2000 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond April 30, 2001.

The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company expects that additional cash resources will be available either through financing provided by the completion of license agreements and strategic alliances, sale of Class A common stock or, if necessary, by reducing the level of its operational expenses by deferring certain research and development or marketing expenses. There can be no assurances that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

NOTE J :
Segment Information

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

NOTE K :
Increase in the authorized number of shares of Class A Common Stock:

On September 29, 2000 the stockholders of the Company approved an increase in the authorized number of shares of Class A Common Stock available for issuance to 50,000,000.

NOTE L :
Subsequent Event

Sale of Tax Benefits:
As of January 5, 2001, the Company sold certain of its state net operating loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $283,051.

Legal Proceedings:
On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an amended complaint, also alleging violations of ss.10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an answer to the amended complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. The appellate court on December 7, 1999 heard oral arguments of the appeal. On December 26, 2000, the third circuit court of appeals reversed in part the Court's orders dismissing the action. There can be no assurance that the Company will prevail in this matter, which could have a material adverse effect on the Company's operations, financial position and cash flows.

Conversion of 6 1/2% Notes to Class A Common Stock:
Subsequent to November 30, 2000, the Company has received conversion notices from holders of convertible promissory notes to convert notes in principal amounts totaling $263,961 into 840,069 shares of Class A Common Stock.

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

RESULTS OF OPERATIONS
Three Months Ended November 30, 1999 and 2000.

Revenue:

The Company had revenues of $40,000 from royalties for the quarter ended November 30, 2000, and revenues of $30,000 from royalties for the quarter ended November 30, 1999.

Research and Development:

Research and Development expenses increased $84,362 or 23.1% during the three months ended November 30, 2000 versus the quarter ended November 30, 1999 primarily attributable to increased payroll, consultants and materials.

Marketing, General and Administrative:

Marketing, General and Administrative expenses decreased $19,498 or 7.0% primarily attributable to lower legal costs in the current quarter that was partially offset by the increase in sales consultants in the current quarter.

Interest Expense:

Interest expense decreased $9,274 or 6.9% primarily attributable to the conversions of some of the 6.5% Convertible Promissory Notes to Class A Common Stock and partial repayment of the Bard debt.

LIQUIDITY AND CAPITAL RESOURCES

Need For Additional Financing

At November 30, 2000 the Company had a working capital of $133,493. As of January 5, 2001, the Company sold certain of its state net operating loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $283,051. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 2000 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond April 30, 2001.

The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company expects that additional cash resources will be available either through financing provided by the completion of license agreements and strategic alliances, sale of Class A common stock or, if necessary, by reducing the level of its operational expenses by deferring certain research and development or marketing expenses. There can be no assurances that the Company will be able to complete the aforementioned license agreements and strategic alliances on acceptable terms or at all. The Company will need substantial additional financing in order to continue development of and commercialize certain of its proposed products and other potential products. The Company has no binding commitments from any third parties to provide funds to the Company. While the Company anticipates funding from private equity placements and other sources, there can be no assurances that the Company will be able to obtain financing from any other sources on acceptable terms or at all.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an amended complaint, also alleging violations of ss.10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an answer to the amended complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. On December 7, 1999, the appellate court heard oral arguments of the appeal. On December 26, 2000, the third circuit court of appeals reversed in part the Court's orders dismissing the action. There can be no assurance that the Company will prevail in this matter, which could have a material adverse effect on the Company's operations, financial position and cash flows.

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

            4. The proposal to amend the 1995 Stock Option Plan to increase the maximum number of shares of Class A Common Stock available for issuance under the 1995 Stock Option Plan for 1,020,000 shares of Class A Common Stock to 3,000,000 shares. The results of the vote taken were as follows:

               For                             Against                Abstain
               ---                             -------                -------
               4,455,331                        10,079                 13,200

            5. The proposal to approve and ratify the termination of forfeiture provisions of 833,000 shares of the Company's Class A Common Stock, which were formerly 833,000 shares of Class B Common Stock. The results of the vote taken were as follows:

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

Date:    January 16, 2001
                                       EchoCath, Inc.
                                       ----------------------------------
                                       (Registrant)

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