Form 10QSB
period 2001-02-28
ECHOCATH INC
filed 2001-04-16
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001
                               -----------------

                  OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         Commission File Number :           0-27380
         EchoCath, Inc.
         -----------------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter)

          New Jersey                               22-3273101
-------------------------------              ----------------------
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

                    YES      X           NO
                          --------           -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON EQUITY                             OUTSTANDING AT APRIL 16, 2001
----------------------                             -----------------------------
Class A common stock (No Par Value)                                   10,213,609


Transitional Small Business Disclosure Format (check one)

                   YES                  NO      X
                         --------            -------

                          PART 1: FINANCIAL INFORMATION
                            PART 2: OTHER INFORMATION

                                 ECHOCATH, INC.

                                      INDEX

Item 1:    Financial Statements                                       Page
                                                                      ----

Balance Sheets,
August 31, 2000 and February 28, 2001 (Unaudited)                         3

Statements of Operations for the three months ended
February 29, 2000 (Unaudited), and February 28, 2001 (Unaudited)          4

Statements of Operations for the six months ended
February 29, 2000 (Unaudited), and February 28, 2001 (Unaudited)          5

Statements of Cash Flows for the six months ended
February 29, 2000 (Unaudited), and February 28, 2001 (Unaudited)          6

Notes to Financial Statements                                          7-10

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                         11-13

Signatures                                                               14

Item 1: Financial Statements
                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   August 31, 2000      February 28, 2001
                                                                                   ---------------      -----------------
                                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $ 822,704              $ 456,464
   Inventory                                                                              115,392                 88,049
   Prepaid expenses and other current assets                                               68,024                 35,793
                                                                                       ----------            -----------
                   Total current assets                                                 1,006,120                580,306
   Furniture, equipment and leasehold improvements, net                                   133,795                 91,303
   Intangible assets, net                                                                 325,528                330,209
   Debt issuance cost, net                                                                693,807                425,631
   Other assets                                                                            26,393                 26,468
                                                                                       ----------            -----------
                   Total assets                                                        $2,185,643            $ 1,453,917
                                                                                       ==========            ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                                         $ 150,000              $ 150,000
   Obligations under capital leases                                                        14,119                  8,328
   Accounts payable                                                                       127,423                106,675
   Accrued expenses                                                                       709,864                740,854
   Deferred revenue                                                                        50,000                 50,000
                                                                                       ----------            -----------
                   Total current liabilities                                            1,051,406              1,055,857
Note payable, less current portion                                                        126,000                     --
Convertible notes                                                                       2,112,500              1,763,500
Obligations under capital leases, less current portion                                      6,566                  3,915
Other liabilities                                                                         261,146                128,754
                                                                                       ----------            -----------
                   Total liabilities                                                    3,557,618              2,952,026
                                                                                       ----------            -----------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of
     Series B cumulative convertible issued and
     outstanding, (liquidation value $1,400,000)                                        1,393,889              1,393,889
   Class A common stock, no par value, 50,000,000 shares authorized;
     10,213,609 issued and outstanding as of February 28, 2001 and
     7,809,731 as of August 31, 2000                                                   14,993,092             16,263,949
   Accumulated deficit                                                                (17,758,956)           (19,155,947)
                                                                                      -----------            -----------
                   Total stockholders' deficit                                         (1,371,975)            (1,498,109)
                                                                                      -----------            -----------
                   Total liabilities and stockholders' deficit                        $ 2,185,643            $ 1,453,917
                                                                                      ===========            ===========

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED FEBRUARY 29, 2000 AND
                                FEBRUARY 28, 2001
                                   (UNAUDITED)

                                                                             2000                  2001
Revenues:
License and development fees and royalties                               $   36,666           $    35,734

Operating expenses:
Research and development                                                    336,539               527,196
Marketing, general and administrative                                       264,346               269,324
                                                                         ----------           -----------
Total operating expenses                                                    600,885               796,520
                                                                         ----------           -----------

Loss from operations                                                       (564,219)             (760,786)

Net interest expense                                                        146,136                97,091
                                                                         ----------           -----------
Loss before tax benefit                                                    (710,355)             (857,877)
Tax benefit                                                                 447,956               283,051
                                                                         ----------           -----------
Net loss                                                                   (262,399)             (574,826)

Preferred stock dividends                                                   (18,900)              (18,900)
                                                                         ----------           -----------

Net loss to common stockholders                                          $ (281,299)          $  (593,726)
                                                                         ==========           ===========

Basic and diluted net loss per share                                     $     (.10)          $      (.06)
Weighted average shares outstanding                                       2,691,000             9,142,000

See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED FEBRUARY 29, 2000 AND
                                FEBRUARY 28, 2001
                                   (UNAUDITED)


                                                                                           2000                  2001
Revenues:
License and development fees and royalties                                         $     66,666          $     75,734
                                                                                   ------------          ------------
Total revenue                                                                            66,666                75,734
Cost of sales                                                                                --                    --
                                                                                   ------------          ------------
Gross profit                                                                             66,666                75,734

Operating expenses:
Research and development                                                                701,861               976,880
Marketing, general and administrative                                                   540,913               526,393
                                                                                   ------------          ------------
Total operating expenses                                                              1,242,774             1,503,273
                                                                                   ------------          ------------

Loss from operations                                                                 (1,176,108)           (1,427,539)

Net interest expense                                                                    273,037               214,703
                                                                                   ------------          ------------
Loss before tax benefit                                                              (1,449,145)           (1,642,242)
Tax benefit                                                                             447,956               283,051
                                                                                   ------------          ------------
Net loss                                                                             (1,001,189)           (1,359,191)

Preferred stock dividends                                                                37,800                37,800
                                                                                   ------------          ------------

Net loss to common stockholders                                                    $ (1,038,989)         $ (1,396,991)
                                                                                   ============          ============

Basic and diluted net loss per share                                               $       (.39)         $       (.17)
Weighted average shares outstanding                                                   2,691,000             8,296,000



See accompanying notes to financial statements.

                                 EchoCath, Inc.
                            Statements of Cash Flows
                       Six Months ended February 29, 2000
                              and February 28, 2001
                                   (Unaudited)

                                                                                    2000             2001
                                                                                    ----             ----
Cash flows from operating activities:
   Net loss                                                                     $(1,001,189)     $(1,359,191)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                             57,643           64,493
           Amortization of debt issuance costs                                       94,208          160,365
           Change in operating assets and liabilities:
                (Increase) decrease in inventory                                     (3,199)          27,343
                Decrease in prepaid expenses and other current assets                21,399           32,230
                Increase in other assets                                               (439)             (75)
                Decrease in accounts payable                                        (56,210)         (20,748)
                (Increase) decrease in accrued expenses                            (108,056)          30,990
                Decrease in other liabilities                                       (39,272)        (140,523)
                Increase in deferred revenue                                         40,000             --
                                                                                -----------      -----------
                    Net cash used in operating activities                          (995,115)      (1,205,115)
                                                                                -----------      -----------

Cash flows from investing activities:
           Purchases of furniture, equipment and leasehold improvements              (3,589)          (5,782)
           Purchases of intangible assets                                           (27,705)         (20,900)
                                                                                -----------      -----------
                    Net cash used in investing activities                           (31,294)         (26,682)
                                                                                -----------      -----------

Cash flows from financing activities:
           Principal payments on capital lease obligations                           (8,402)          (8,443)
           Principal payments on note payable                                      (119,469)        (126,000)
           Gross proceeds from convertible notes                                  1,150,000             --
           Proceeds from issuance of shares of and warrants for Class A
             common stock                                                              --          1,000,000
                                                                                -----------      -----------
                    Net cash provided by financing activities                     1,022,129          865,557
                                                                                -----------      -----------

                    Net (decrease) increase in cash and cash equivalents             (4,280)        (366,240)
Cash and cash equivalents, beginning of year                                         26,264          822,704
                                                                                -----------      -----------

Cash and cash equivalents, end of period                                        $    21,984      $   456,464
                                                                                ===========      ===========
   Supplemental disclosure of cash flow information:
       Interest paid                                                            $     2,195      $     1,178
                                                                                -----------      -----------

   Supplemental disclosure of non-cash information:
       Debt issuance cost incurred in connection with issuance of Class A common stock warrants
       Issuance of warrants in connection with private placements                   991,718             --
                                                                                -----------      -----------

       Class B dividend payable offset against royalties receivable                  37,800           37,800
                                                                                -----------      -----------

       Conversion of Convertible Promissory Notes into Class A common stock     $      --        $   349,000
                                                                                -----------      -----------

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. See Note I for discussion of the Company's Need for Additional Financing. The financial statements do not include any adjustments that might result from the outcome of this certainty. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of February, 2001 and the results of operations for the three month period then ended and the statement of operations and cash flows for the six months ended February 28, 2000 and February 28, 2001 have been made.

NOTE B:

Inventory as of August 31, 2000 and February 28, 2001 consists entirely of raw materials.

NOTE C:
1999 Private Placement Offering

On October 29, 1999 the Company completed a private placement offering. The offering consisted of Units of (i) a $25,000 convertible promissory note and
(ii) a three-year warrant to purchase 33,333 shares of Class A Common Stock. A total of 3,366,633 warrants were issued. The notes bear interest at 6.5% per annum and mature three-years from the date of the final closing October 29, 1999, unless previously converted into Class A Common Stock. A total of $2,525,000 of notes were issued through the private placement, of which $1,250,000 are convertible into shares of Common Stock at the option of the holder, at any time prior to the maturity date, at a rate of one share of Class A Common Stock for each $0.75 of debt (plus accrued and unpaid interest) and $1,275,000 of which are convertible at the market price on the date of conversion, but not less than $0.25 (plus accrued and unpaid interest); the notes are also convertible at the option of the Company, one year after October 29, 1999 at a conversion price equal to the lesser of $0.75 or the average closing sale price of the share of Class A Common Stock over the five day period immediately prior to the maturity date, but not less than $0.25 per share. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $0.75 per share. The offering resulted in net proceeds of $1,784,000, and the conversion of $525,000 of 6.5% convertible debentures into the same convertible debt offered under the private placement described above. In connection with the warrants issued, the Company recorded debt issuance costs totaling $673,327, plus $30,642 of other debt issuance costs. The warrants were valued at $.20 per share using the Black-Scholes pricing model. The debt issuance costs will be amortized over the term of the debt.

The holders of the Company's Class B Common Stock maintain "super voting" rights, whereby they are entitled to 5 votes per Class B common share. As a condition to the private placement offering, holders of a minimum of 900,000 shares of the Company's Class B Common Stock were required to convert their shares into Class A Common Stock at a ratio of 1 to 1. Additionally, each Class B Common stockholder converting their shares received a three-year warrant to purchase shares of Class A Common Stock for an equal number of shares, exercisable at $.75 per share. A total of 1,172,018 warrants were issued. During fiscal 2000, all shares of Class B Common Stock have been converted into Class A Common Stock. In connection with the warrants issued, the Company recorded issuance costs totaling $234,000. The warrants were valued at $.20 per warrant using the Black-Scholes pricing model. The issuance cost will be amortized over the term of the debt.

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

During the first and second quarters of fiscal 2001, holders of the convertible promissory notes converted $349,000 of principal and $29,549 of accrued interest into 1,086,471 shares of Class A common stock. Approximately $107,811 of debt issuance cost was charged to the Class A common stock balance as a result of the conversion.

2000 Private Placement Offering
On February 23, 2000, the Company offered its 6.5% convertible promissory noteholders the opportunity to purchase four shares of Class A Common Stock at $0.75 per share for every warrant they exercise at the same price. The Company issued a total of 1,500,000 shares in this offering. The number of shares that were offered were proportional to the number of units purchased in the 6.5% convertible promissory note offering. For each unit purchased in the 6.5% convertible promissory note offering, the noteholder purchased up to 14,850 new shares at $0.75 per share and exercised warrants for 3,712 shares at $0.75 per share. If a noteholder did not purchase the shares available to them, those shares were made available to the other noteholders participating in this offering. The Company received proceeds of $1,405,888, including the proceeds from the exercise of 375,000 warrants. A portion of the proceeds were collected after February 28, 2000.

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

NOTE F :
Net Loss Per Share

Basic and diluted net loss per common share for the relevant periods is calculated based upon net loss after cumulative Series B preferred stock dividends, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for the three and six month period presented.

NOTE G :
Comprehensive Loss

The net loss of $1,001,189 and $1,359,191 recorded for three months and the six months ended February 29, 2000 and February 28, 2001, respectively, and $262,399 and $574,826 for the three months ended February 29, 2000 and February 28, 2001, respectively is equal to the comprehensive loss for those periods.

NOTE H :
Note Payable

On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc.
(Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations.

On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company was required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000 for calendar 2000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1% and continue to accrue until full payment of all principal and interest outstanding. The note is secured by virtually all of the Company's inventory, furniture and equipment. The principal and accrued interest due as of February 28, 2001 is 275,286.

NOTE I :
Need for Additional Financing

At February 28, 2001 the Company had a working capital deficit of $475,551. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 2000 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond April 30, 2001.

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

NOTE K :
Sale of Tax Benefits:
As of January 5, 2001, the Company sold certain of its state net operating loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $283,051. As of December 20, 1999, the Company sold $447,956 of similar benefits under the program.

NOTE L :
Legal Proceedings:
On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an amended complaint, also alleging violations of ss. 10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an answer to the amended complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. The appellate court on December 7, 1999 heard oral arguments of the appeal. On December 26, 2000, the third circuit court of appeals reversed in part the Court's orders dismissing the action. There can be no assurance that the Company will prevail in this matter, which could have a material adverse effect on the Company's operations, financial position and cash flows.

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

RESULTS OF OPERATIONS
Six Months Ended February 28, 2001 and February 29, 2000.

Revenue:

The Company had revenues of $75,734 from royalty fees for the six months ended February 28, 2001, as compared with $66,666 of royalty fees as of February 29, 2000 under the terms of a license agreement.

Research and Development:

Research and Development expenses increased $275,019 or 39.2% during the six months ended February 28, 2001.This was primarily attributable to costs related to development work on EchoFlow such as payroll, consultants and materials.

Marketing, General and Administrative:

Marketing, General and Administrative expenses decreased $14,520 or 2.7% primarily attributable to a decrease in legal expenses from the private placement and rights offering in the six month period ended February 29, 2000.

Interest Expense:

Interest expense decreased $58,334 or 21.4%, primarily attributable to a reduction in the amortization of debt issuance costs because of a significant amount of conversions from Convertible Notes to Class A common stock in the six months ending February 28, 2001.

Tax Benefit:

The Company sold New Jersey tax benefits (see Note K of the Notes to Financial Statements) for $283,051 for the six months ending February 28, 2001 and $447,956 of similar benefits for the six months ending February 29, 2000.

RESULTS OF OPERATIONS
Three Months Ended February 29, 2000 and February 28, 2001.

Revenue:

The Company had revenues of $35,734 from royalty fees for the quarter ended February 28, 2001, and revenues of $36,666 from royalty fees for the quarter ended February 29, 2000.

Research and Development:

Research and Development expenses increased $190,657 or 56.7% primarily attributable to costs related to development work on EchoFlow such as payroll, consultants and materials.

Marketing, General and Administrative:

Marketing, General and Administrative expenses increased $4,978 or 1.9% primarily attributable to an increase in shows and exhibits related to EchoFlow. This was offset by a decrease in professional fees.

Interest Expense:

Interest expense decreased $49,045 or 33.6%, primarily attributable to a reduction in the amortization of debt issuance costs because of a significant amount of conversions from Convertible Notes to Class A Common Stock.

Tax Benefit:

The Company sold New Jersey tax benefits (see Note K of the Notes to Financial Statements) for $283,051 for the quarter ending February 28, 2001 and $447,956 of similar benefits for the quarter ending February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Need For Additional Financing

At February 28, 2001 the Company had a working capital deficit of $475,551. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 2000 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond April 30, 2001.

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

Date:    April 16, 2001
                                        EchoCath, Inc.
                                        ----------------------------
                                        (Registrant)

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