Form 10QSB
period 2001-05-31
ECHOCATH INC
filed 2001-07-16
CIK 1000926

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001
                               ------------

                  OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

    Commission File Number: 0-27380
    EchoCath, Inc.
    ------------------------------------------------------------------
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

                     YES    X         NO
                         --------        -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF COMMON EQUITY                             OUTSTANDING AT July 13, 2001
----------------------                             ----------------------------
Class A common stock (No Par Value)                         10,213,609

Transitional Small Business Disclosure Format (check one)

                     YES              NO    X
                         --------        -------

                          PART I: FINANCIAL INFORMATION
                           PART II: OTHER INFORMATION


                                 ECHOCATH, INC.

                                      INDEX

Item 1:     Financial Statements                                          Page
                                                                          ----

Balance Sheets,
August 31, 2000 and May 31, 2001 (Unaudited)                                  3

Statements of Operations for the three months ended
May 31, 2000 (Unaudited), and May 31, 2001 (Unaudited)                        4

Statements of Operations for the nine months ended
May 31, 2000 (Unaudited), and May 31, 2001 (Unaudited)                        5

Statements of Cash Flows for the nine months ended
May 31, 2000 (Unaudited), and May 31, 2001 (Unaudited)                        6

Notes to Financial Statements                                            7 - 10

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operation                          10 - 13

Signatures                                                                   14

Item 1: Financial Statements

                                 ECHOCATH, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                   August 31, 2000         May 31, 2001
                                                                                   ---------------         ------------
                                                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $    822,704           $    274,491
   Inventory                                                                             115,392                 72,416
   Prepaid expenses and other current assets                                              68,024                 41,374
                                                                                    ------------           ------------
                   Total current assets                                                1,006,120                388,281
   Furniture, equipment and leasehold improvements, net                                  133,795                 72,652
   Intangible assets, net                                                                325,528                334,560
   Debt issuance cost, net                                                               693,807                361,654
   Other assets                                                                           26,393                 25,421
                                                                                    ------------           ------------
                   Total assets                                                     $  2,185,643           $  1,182,568
                                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Notes payable-shareholder-net of unamortized discount of $69,000                 $         --           $    131,000
   Notes payable-other                                                                   150,000                150,000
   Obligations under capital leases                                                       14,119                  6,350
   Accounts payable                                                                      127,423                 66,038
   Accrued expenses                                                                      709,864                796,235
   Deferred revenue                                                                       50,000                     --
                                                                                    ------------           ------------
                   Total current liabilities                                           1,051,406              1,149,623
Note payable, less current portion                                                       126,000                     --
Convertible notes                                                                      2,112,500              1,763,500
Obligations under capital leases, less current portion                                     6,566                  2,408
Other liabilities                                                                        261,146                131,096
                                                                                    ------------           ------------
                   Total liabilities                                                   3,557,618              3,046,627
                                                                                    ------------           ------------

Commitments and contingencies
Stockholders' deficit:
   Preferred stock, no par value, 5,000,000 shares authorized; 280,000 shares of
     Series B cumulative convertible issued and
     outstanding, (liquidation value $1,400,000)                                       1,393,889              1,393,889
   Class A common stock, no par value, 50,000,000 shares authorized;
     10,213,609 issued and outstanding as of May 31, 2001 and 7,809,731 as
     of August 31, 2000                                                               14,993,092             16,332,950
   Accumulated deficit                                                               (17,758,956)           (19,590,898)
                                                                                    ------------           ------------
                   Total stockholders' deficit                                        (1,371,975)            (1,864,059)
                                                                                    ------------           ------------
                   Total liabilities and stockholders' deficit                      $  2,185,643           $  1,182,568
                                                                                    ============           ============


See accompanying notes to financial statements.

                                 ECHOCATH, INC.
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MAY 31, 2000 AND
                                  MAY 31, 2001
                                   (UNAUDITED)

                                                     2000              2001
                                                     ----              ----
Revenues:
Royalty and license fees                         $    40,000       $   278,900
Product sales                                          7,500              --
                                                 -----------       -----------
                                                      47,500           278,900
Cost of sales                                          5,767              --
                                                 -----------       -----------
Gross profit                                          41,733           278,900

Operating expenses:
Research and development                             402,817           389,574
Marketing, general and administrative                219,525           210,343
                                                 -----------       -----------
Total operating expenses                             622,342           599,917
                                                 -----------       -----------

Loss from operations                                (580,609)         (321,017)

Net interest expense                                 139,812            95,034
                                                 -----------       -----------
Net loss                                            (720,421)         (416,051)

Preferred stock dividends                             18,900            18,900
                                                 -----------       -----------

Net loss to common stockholders                  $  (739,321)      $  (434,951)
                                                 ===========       ===========

Basic and diluted net loss per share             $      (.17)      $      (.05)
Weighted average shares outstanding                4,339,000         9,495,000

See accompanying notes to financial statements.

                                ECHOCATH, INC.
                            STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED MAY 31, 2000 AND
                                  MAY 31, 2001
                                   (UNAUDITED)


                                                      2000             2001
                                                      ----             ----
Revenues:
License and development fees and royalties        $   106,666      $   354,634
Product sales                                           7,500             --
                                                  -----------      -----------
Total revenue                                         114,166          354,634
Cost of sales                                           5,767             --
                                                  -----------      -----------
Gross profit                                          108,399          354,634


Operating expenses:
Research and development                            1,104,678        1,366,454
Marketing, general and administrative                 760,438          736,736
                                                  -----------      -----------
Total operating expenses                            1,865,116        2,103,190
                                                  -----------      -----------

Loss from operations                               (1,756,717)      (1,748,556)

Net interest expense                                  412,849          309,737
                                                  -----------      -----------
Loss before tax benefit                            (2,169,566)      (2,058,293)
Tax benefit                                           447,956          283,051
                                                  -----------      -----------
Net loss                                           (1,721,610)      (1,775,242)

Preferred stock dividends                              56,700           56,700
                                                  -----------      -----------

Net loss to common stockholders                   $(1,778,310)     $(1,831,942)
                                                  ===========      ===========
Basic and diluted net loss per share              $      (.55)     $      (.21)
Weighted average shares outstanding                 3,245,000        8,696,000





See accompanying notes to financial statements.

                                 EchoCath, Inc.
                            Statements of Cash Flows
                         Nine Months ended May 31, 2000
                                and May 31, 2001
                                   (Unaudited)

                                                                                    2000                2001
                                                                                    ----                ----
Cash flows from operating activities:
   Net loss                                                                     $(1,721,610)        $(1,775,242)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                             86,896              89,879
           Amortization of debt issuance costs                                      192,249             224,342
           Change in operating assets and liabilities:
                Increase in royalties receivable                                       --               (56,700)
                (Increase) decrease in inventory                                    (92,062)             42,976
                Decrease in prepaid expenses and other current assets                37,654              26,650
                Decrease in other assets                                             32,951                 972
                Decrease in accounts payable                                        (71,845)            (61,385)
                (Decrease) increase in accrued expenses                            (260,706)             86,371
                Decrease in other liabilities                                       (58,714)           (100,380)
                Increase (decrease) in deferred revenue                              50,000             (50,000)
                                                                                -----------         -----------
                          Net cash used in operating activities                  (1,805,187)         (1,572,517)
                                                                                -----------         -----------

Cash flows from investing activities:
           Purchases of furniture, equipment and leasehold improvements             (10,350)             (5,782)
           Purchases of intangible assets                                           (62,019)            (31,987)
                                                                                -----------         -----------
                          Net cash used in investing activities                     (72,369)            (37,769)
                                                                                -----------         -----------


Cash flows from financing activities:
           Principal payments on capital lease obligations                          (12,308)            (11,927)
           Principal payments on note payable                                      (119,469)           (126,000)
           Gross proceeds from convertible notes                                  1,150,000                --
           Proceeds from issuance of shares of and warrants for Class A
                common stock                                                      1,405,888           1,000,000
           Proceeds from shareholder loan                                              --               200,000
                                                                                -----------         -----------
                          Net cash provided by financing activities               2,424,111           1,062,073
                                                                                -----------         -----------

                          Net increase(decrease) in cash and cash equivalents       546,555            (548,213)

Cash and cash equivalents, beginning of year                                         26,264             822,704
                                                                                -----------         -----------
Cash and cash equivalents, end of period                                        $   572,819         $   274,491
                                                                                ===========         ===========

   Supplemental disclosure of cash flow information:
       Interest paid                                                            $     3,863         $     1,597
                                                                                ===========         ===========

   Supplemental disclosure of non-cash information:

       Issuance of warrants in connection with private placements                   991,718                --
                                                                                -----------         -----------
       Issuance of warrants in connection with notes payable-shareholder               --                69,000
                                                                                -----------         -----------
       Class B dividend payable offset against royalties receivable                  56,700              56,700
                                                                                -----------         -----------
       Converted Convertible Promissory Notes into Class A common stock                --               349,000
                                                                                -----------         -----------
       Converted interest payable into Class A common stock                            --                29,669
                                                                                -----------         -----------
       Debt issuance costs applicable to convertible promissory note            $      --           $   107,811
                                                                                -----------         -----------

See accompanying notes to financial statements.

ECHOCATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

NOTE A:  General and Business
-----------------------------
The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of EchoCath, Inc. (the "Company") believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these interim financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 2000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. See Note I for discussion of the Company's Need for Additional Financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2001 and the results of operations for the three months ended May 31, 2000 and May 31, 2001 and the statement of operations and cash flows for the nine months ended May 31, 2000 and May 31, 2001 have been made.

NOTE B:
-------
Inventory
---------

Inventory as of August 31, 2000 and May 31, 2001 consists entirely of raw materials.

NOTE C:
-------
Sale of Units
-------------

On November 15, 2000 a Director of the Company, Joseph Prischak, purchased 1,333,333 units for $0.75 per unit for which the Company received $1,000,000 in net proceeds. Each unit consisted of a share of Class A common stock and a three-year warrant to purchase an additional share of Class A common stock at $0.75 per share.

NOTE D:
-------
Recently Issued Accounting Standards
------------------------------------

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the Company to adopt its guidance not later than the fourth quarter of its fiscal year 2001 with a cumulative effect of change in accounting principle calculated as of September 1, 2000. We are evaluating SAB 101 and the effect it may have on our financial statements and its current revenue recognition policy.

NOTE E:
-------
Net Loss Per Share
------------------

Basic and diluted net loss per common share for the relevant periods is calculated based upon net loss after cumulative Series B preferred stock dividends of $18,900 for the three months ended May 31, 2000 and May 31, 2001 and $56,700 for the nine month period ended May 31, 2000 and May 31, 2001, respectively, divided by the weighted average number of shares of common stock outstanding during that period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be antidilutive for the three and nine month periods presented.

NOTE F:
-------
Short-Term Secured Note Agreement
---------------------------------

On May 29, 2001, the Company entered into a secured loan agreement with Joseph Prischak, a Director of the Company. The terms of the transaction provided for a six-month loan of $200,000 bearing interest at 6.5%. In connection with the loan a warrant for the purchase of 575,000 shares of Class A Common Stock was issued as of June 1, 2001 at an exercise price of $0.14. The fair value of the warrant amounted to $69,000, it is accounted for as a discount on the debt which will be amortized over the six-month term of the debt. The loan is secured by the Company's patent portfolio.

NOTE G:
-------
Notes Payable
-------------

On September 24, 1993, the Company entered into an exclusive worldwide development, supply and license agreement with Bard Radiology, C.R. Bard, Inc.
(Bard). As part of this agreement, Bard provided to the Company an advance of $540,000 in order to assist the Company with its manufacturing obligations.

On November 23, 1999, the Company reached an agreement to refinance its Bard debt. In order to satisfy the Bard debt obligation, the Company was required to make principal payments of $75,000 immediately, 10% of net funds that are received from subsequent financing, licensing and royalty activity beginning January 1, 2000 with a minimum payment of $150,000 for calendar 2000, and beginning with the first quarter of 2001 and continuing thereafter 7.5% of net revenue and financing received in that quarter, with a minimum payment of $75,000 every six months until the indebtedness is repaid. Interest on the unpaid balance of the debt shall accrue at the rate of prime plus 1% and continue to accrue until full payment of all principal and interest outstanding. The note is secured by virtually all of the Company's inventory, furniture and equipment. The principal and accrued interest due as of May 31, 2001 is $278,783. As of June 30, 2001, the Company is in default of its refinancing agreement, but it is currently in negotiations to extend the terms of the agreement.

NOTE H:
-------
Need for Additional Financing
-----------------------------

At May 31, 2001 the Company had a working capital deficit of $761,342. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 2000 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond July 2001.

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

NOTE I:
-------
Segment Information
-------------------

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


NOTE J:
-------
Sale of Tax Benefits
--------------------
As of January 5, 2001, the Company sold certain of its state net operating loss carryforwards under the New Jersey Corporation Business Tax Benefit Certificate Transfer Program for $283,051. As of December 20, 1999, the Company sold $447,956 of similar benefits under the program.


NOTE K:
-------
ColorMark License Agreement
---------------------------

On April 24, 2001, the Company entered into an exclusive license agreement with Critical Care Innovations, Inc. ("CCI") for its ColorMark technologies. The terms of the agreement requires CCI to pay a non-refundable license fee of $1,100,000. This fee includes prior payments of $115,000 and $210,000 upon signing of the agreement, $400,000 upon the first anniversary and $375,000 upon the second anniversary. During the quarter ended May 31, 2001, revenue of $260,000 was recognized.

NOTE L:
-------
Subsequent Event
----------------

The Company announced on July 7, 2001 that it was required to furlough without pay all of its employees because of a lack of cash reserves. Operations continue with senior executives who are not receiving compensation and a few consultants, during its efforts to seek bridge financing and new equity and or debt financing.


NOTE M:
-------
Legal Proceedings:
------------------
On October 16, 1997, EP MedSystems delivered to the Company a complaint subsequently amended (the "Complaint") filed in the United States District Court for the District of New Jersey (the "Court") in connection with the Company's sale of securities to EP MedSystems pursuant to a Subscription Agreement, dated as of February 27, 1997, by and between the Company and EP MedSystems. In the Complaint, EP MedSystems alleges that the Company violated Section 10(b) of the Exchange Act and committed common law fraud in connection with EP MedSystems' purchase of securities from the Company. EP MedSystems requested unspecified compensatory damages, costs, attorneys' fees and punitive damages. On November 26, 1997, pursuant to an order of the Court, the Company filed an Answer, without prejudice to its right to move to dismiss the Complaint, denying the material allegations of the Complaint, and asserting a counterclaim against EP MedSystems seeking its costs and expenses in the action, including its attorneys' fees, based on EP MedSystems' breach of the Subscription Agreement. On December 3, 1997, EP MedSystems filed an amended complaint, also alleging violations of ss.10(b) of the Exchange Act, and common law fraud. Pursuant to Court order, the Company's answer was due December 10, 1997, also without prejudice to the Company's right to move to dismiss. On December 10, 1997, the Company filed an answer to the amended complaint; again denying the material allegations of the complaint, and asserting a counterclaim against EP MedSystems based on EP MedSystems' breach of the Subscription Agreement. On December 17, 1997, the Company served on EP MedSystems a motion to dismiss the Complaint. On October 20, 1998, the Court dismissed the suit with prejudice, but did not decide on the Company's outstanding counterclaims against EP MedSystems. On June 9, 1999 EP MedSystems filed an appeal of that dismissal. The appellate court on December 7, 1999 heard oral arguments of the appeal. On December 26, 2000, the third circuit court of appeals reversed in part the Court's orders dismissing the action. There can be no assurance that the Company will prevail in this matter, which could have a material adverse effect on the Company's operations, financial position and cash flows.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
        ---------------------------------------------------------------

GENERAL
-------

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

RESULTS OF OPERATIONS
---------------------
Nine Months Ended May 31, 2001 and May 31, 2000.

Revenue:
--------

The Company had revenues of $354,634 from royalty fees for the nine months ended May 31, 2001 as compared with $106,666 from royalty fees and $7,500 from product sales as of May 31, 2000. In fiscal year 2001, the Company recognized $260,000 from a license agreement.


Research and Development:
-------------------------

Research and Development expenses increased $261,776 or 23.7% during the nine months ended May 31, 2001.This was primarily attributable to costs related to development work on EchoFlow such as payroll, consultants and materials.

Marketing, General and Administrative:
--------------------------------------

Marketing, General and Administrative expenses decreased $23,701 or 3.2% primarily attributable to a decrease in legal expenses from the private placement and rights offering in the nine month period ended May 31, 2000.

Interest Expense:
-----------------

Interest expense decreased $103,313 or 25%, primarily attributable to a reduction in the amortization of debt issuance costs because of a significant amount of conversions from Convertible Notes to Class A common stock in the nine months ending May 31, 2001.

Tax Benefit:
------------

The Company sold New Jersey tax benefits (see Note K of the Notes to Financial Statements) for $283,051 for the nine months ending May 31, 2001 and $447,956 of similar benefits for the nine months ending May 31, 2000.

RESULTS OF OPERATIONS
---------------------
Three Months Ended May 31, 2001 and May 31, 2000.

Revenue:
--------

The Company had revenues of $278,900 from royalty fees for the quarter ended May 31, 2001, as compared with $40,000 from royalty fees and $7,500 from product sales for the quarter ended May 31, 2000. In fiscal year 2001, the Company recognized $260,000 from a second license agreement.

Research and Development:
-------------------------

Research and Development expenses decreased $13,243 or 3.3% during the quarter ended May 31, 2001. This was primarily attributable to costs related to the rental of ultrasound equipment during the quarter ended May 31, 2000.

Marketing, General and Administrative:
--------------------------------------

Marketing, General and Administrative expenses decreased $9,182 or 4.2% during the quarter ended May 31, 2001. This was primarily attributable to an increase in shows and exhibits related to EchoFlow during the quarter ended May 31, 2000.

Interest Expense:
-----------------

Interest expense decreased $44,778 or 32%during the Quarter ended May 31, 2001. This was primarily attributable to a reduction in the amortization of debt issuance costs because of a significant amount of conversions from Convertible Notes to Class A Common Stock in the nine months ended May 31, 2001.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Need For Additional Financing
-----------------------------

At May 31, 2001 the Company had a working capital deficit of $761,342. The report of the Company's independent auditors on the Company's fiscal year ended August 31, 2000 financial statements included an explanatory paragraph which stated that the Company's recurring losses from operations, its net capital deficiency, and negative working capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is in immediate need of additional financing and does not expect its existing cash, together with funds anticipated to be generated through operations, to be sufficient to meet the Company's cash requirements beyond July 2001.

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

PART II: OTHER INFORMATION
--------------------------

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

Item 2: Changes in Securities and Use of Proceeds - Short-Term Secured Note Agreement

On May 29, 2001, the Company entered into a secured loan agreement with Joseph Prischak, a Director of the Company. The terms of the transaction provided for a six-month loan of $200,000 bearing interest at 6.5%. A warrant for the purchase of 575,000 shares of Class A Common Stock was issued as of June 1, 2001 at an exercise price of $0.14. The loan is secured by the Company's patent portfolio.

Item 3:  Defaults Upon Senior Securities - Bard Note

The principal and accrued interest due as of May 31, 2001 is $278,783. As of June 30, 2001, the Company is in default of its refinancing agreement, as a result of not making a $54,000 payment due on that date. The Company is currently in negotiations to extend the terms of the agreement.

Item 4:  Submission of Matters to a Vote of Security Holders - None

Item 5:  Other Information

The Company announced on July 7, 2001 that it was required to furlough without pay all of its employees because of a lack of cash reserves. Operations continue with senior executives who are not receiving compensation and a few consultants, during its efforts to seek bridge financing and new equity and or debt financing.

Item 6:  Exhibits and Reports on Form 8-K
         10.30  Amended and Restated License and Development Agreement
         10.31  Shareholder Note and Warrant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2001
                                      EchoCath, Inc.
                                      ----------------------------
                                      (Registrant)

                                 By:  /s/ Frank DeBernardis
                                      ----------------------------
                                          Frank DeBernardis
                                          President, Chief Executive Officer,
                                          Principal Financial and Accounting
                                          Officer